Form 10-Q
period 1996-03-31
OPEN ENVIRONMENT CORP
filed 1996-05-15
CIK 940033

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                              ____________________

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

                         Commission File Number 0-25794

                              ____________________

                          OPEN ENVIRONMENT CORPORATION
             (Exact name of registrant as specified in its charter)


              DELAWARE                              04-3168610
    (State or other jurisdiction of               (IRS Employer
    incorporation or organization)            Identification Number)

                                25 TRAVIS STREET
                          BOSTON, MASSACHUSETTS 02134
              (Address of principal executive offices) (Zip Code)
      Registrant's telephone number, including area code:  (617) 562-0900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. [X] Yes   [_] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

The Registrant had 7,519,325 shares of Common Stock, $.01 par value, outstanding as of May 9, 1996.

================================================================================

                          OPEN ENVIRONMENT CORPORATION

                         QUARTERLY REPORT ON FORM 10-Q
                      FOR THE PERIOD ENDED MARCH 31, 1996
                                     INDEX


                                                                        Page
                                                                        ----

PART I - FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements



         Condensed Consolidated Balance Sheets as of March 31, 1996
             and December 31, 1995                                        1

         Condensed Consolidated Statements of Operations for the three
             months ended March 31, 1996 and 1995                         2

         Condensed Consolidated Statements of Cash Flows for the three
             months ended March 31, 1996 and 1995                         3

         Notes to Condensed Consolidated Financial Statements             4

ITEM 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             6


PART II - OTHER INFORMATION                                               9


SIGNATURES                                                               10

                         PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


            OPEN ENVIRONMENT CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS
                             (UNAUDITED)

                                           MARCH 31,    DECEMBER 31,
                                              1996          1995
                                        -------------  -------------
ASSETS
Current assets:

Cash and cash equivalents                 $ 8,483,071    $ 7,012,333
Marketable securities                       8,888,905     10,678,125
Accounts receivable, net                    5,086,779      7,609,007
Due from related parties                      149,414      2,362,752
Due from joint ventures                       899,425      1,428,090
Prepaid expenses and other current          3,000,491      1,676,530
 assets                                 -------------  -------------

Total current assets                       26,508,085     30,766,837

Property and equipment, net                 3,141,562      3,214,341
Capitalized software costs, net               642,934        800,206
Investment in and advances to joint           720,630        858,123
 ventures
Deferred income taxes                                        547,184
Other assets                                  450,041        459,982
                                        -------------  -------------
                                          $31,463,252    $36,646,673
                                        =============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable                             $ 1,051,073    $ 1,545,684
Accounts payable and accrued expenses       4,116,642      4,143,880
Advance billings and customer deposits        553,910        629,734
Deferred maintenance revenue                  859,580      1,054,135
Income taxes payable                                         350,000
Current portion of capital lease              140,081        178,904
 obligations                            -------------  -------------

Total current liabilities                   6,721,286      7,902,337

Deferred income taxes
Obligations under capital leases, less          7,616         27,185
 current portion

Stockholders' equity
Preferred stock
Common stock                                   80,686         80,505
Additional paid-in capital                 30,759,103     30,694,500
Retained earnings (deficit)                (2,605,439)     1,442,146
Treasury stock                             (3,500,000)    (3,500,000)
                                        -------------  -------------
Total stockholders' equity                 24,734,350     28,717,151
                                        -------------  -------------
                                          $31,463,252    $36,646,673
                                        =============  =============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                 OPEN ENVIRONMENT CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                         THREE MONTHS ENDED MARCH 31,
                                               1996          1995
                                         --------------   -----------

Revenues:
License fees                                 $2,582,404    $4,357,421
Maintenance and service fees                  1,398,933     1,320,491
Education and training                          297,405       514,662
                                            -----------   -----------
Total revenues                                4,278,742     6,192,574
                                            -----------   -----------

Cost of revenues:
Cost of software, maintenance and             1,843,691       948,458
 services
Cost of education and training                  412,682       402,131
                                            -----------   -----------
Total cost of revenues                        2,256,373     1,350,589
                                            -----------   -----------

Gross profit                                  2,022,369     4,841,985

Operating expenses:
Selling and marketing                         3,987,624     2,600,033
General and administrative                      902,466       751,543
Research and development                      1,377,098       956,032
                                            -----------   -----------
Total operating expenses                      6,267,188     4,307,608
                                            -----------   -----------

Operating income (loss)                      (4,244,819)      534,377
Equity in loss of joint venture                              (312,384)
Other income (expense)                          197,234         7,453
                                            -----------   -----------
Income (loss) before income taxes            (4,047,585)      229,446
Provision for income taxes                                     55,743
                                            -----------   -----------

Net income (loss)                           ($4,047,585)   $  173,703
                                            ===========   ===========

Net income (loss) per share                      ($0.54)        $0.03
                                            ===========   ===========

Weighted average shares outstanding           7,478,430     6,734,840
                                            ===========   ===========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                 OPEN ENVIRONMENT CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                         THREE MONTHS ENDED MARCH 31,
                                               1996          1995
                                         --------------  ------------

OPERATING ACTIVITIES
Net income (loss)                           ($4,047,585)     $173,703
Adjustments to net income (loss)
Depreciation                                    423,553       275,929
Amortization of capitalized software            158,486        66,490
Allowance for doubtful accounts                 542,651        65,842
Equity in loss of joint venture                               312,384
Deferred income taxes                           833,791      (175,777)
Changes in operating assets and
 liabilities
Accounts receivable                           2,004,875    (1,850,546)
Due from related party                        2,213,338
Prepaid expenses and other current           (1,577,219)     (357,474)
 assets
Due from joint venture                          528,665        15,104
Other assets                                     12,869        20,723
Accounts payable and accrued expenses           (80,005)      268,972
Advance billings and customer deposits          (88,305)       47,341
Deferred maintenance revenue                   (194,555)       31,529
Income taxes payable                           (348,827)      (33,937)
Due to related party                            (25,409)       (2,348)
                                             -----------  -----------
NET CASH PROVIDED BY (USED IN)                  356,323    (1,142,065)
 OPERATING ACTIVITIES

INVESTING ACTIVITIES
Purchase of marketable securities           (13,107,516)
Sale of marketable securities                14,899,388
Investment in and advances to joint             136,700       (63,302)
 ventures
Purchase of property and equipment             (337,060)     (794,531)
Additions to capitalized software                             (87,414)
                                            -----------   -----------
NET CASH PROVIDED BY (USED IN)                1,591,512      (945,247)
 INVESTING ACTIVITIES

FINANCING ACTIVITIES
Net proceeds (repayments) of notes             (354,530)      828,928
 payable to bank
Repayment of capital lease obligations         (198,473)      (58,162)
Exercise of stock options                        64,785        66,900
                                            ------------  -----------
NET CASH PROVIDED BY (USED IN)                 (488,218)      837,666
 FINANCING ACTIVITIES
                                            ------------  -----------


Effect of exchange rates on cash                 11,121       (17,634)

NET INCREASE (DECREASE) IN CASH AND           1,470,738    (1,267,280)
 EQUIVALENTS
Cash and equivalents at beginning of          7,012,333     1,693,118
 period
                                            ------------  -----------


CASH AND EQUIVALENTS AT END OF PERIOD        $8,483,071      $425,838
                                            ============  ===========

THE ACCOMPANYING NOTES ARE AN INTEGRAL
 PART OF THESE FINANCIAL STATEMENTS.

                 OPEN ENVIRONMENT CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.  BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements presented have been prepared by Open Environment Corporation and subsidiaries (the "Company") without audit and, in the opinion of management, reflect all adjustments consisting only of normal recurring adjustments necessary for fair presentation of the financial results for the interim periods shown. The results of operations for the interim periods shown in this report are not necessarily indicative of results for any future interim period or for the entire fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted, although the Company believes that the disclosures included are adequate to make the information presented not misleading. The condensed consolidated financial statements and the notes included herein should be read in conjunction with the financial statements and notes for the fiscal year ended December 31, 1995 included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 1, 1996.


2.  CONSOLIDATED FINANCIAL STATEMENT INFORMATION

Net Income (Loss) Per Share

Net income (loss) per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during each period. Included in these amounts are dilutive common stock options and 1,428,571 shares of Series A Convertible Preferred Stock which automatically converted upon the closing of the initial public offering into 999,998 shares of common stock on April 13, 1995. Fully diluted and primary earnings per share data are the same for each period presented.

Investment Securities

All of the Company's investments are classified as held-to-maturity at March 31, 1996 and December 31, 1995. The fair market value of these investments at March 31, 1996 and December 31, 1995 approximates amortized cost basis. The following is a summary of these investments:


                                             MARCH 31,       DECEMBER 31,
                                               1996              1995
                                        -----------------------------------
U.S. Treasury securities and
 obligations of U.S. government agencies     $10,845,599        $12,135,987

Tax-exempt mutual and money market funds       2,767,702          1,513,183
90-day bank notes                              2,165,846          2,136,747
                                        -----------------------------------
                                             $15,779,147        $15,785,917
                                        ===================================

Foreign Currency Translation

Assets and liabilities of foreign operations are translated at year end exchange rates, and statement of operations accounts are translated at average exchange rates. Gains and losses from translation are not material for the periods presented. Foreign currency transaction gains and losses are included in the statements of operations and are not material for the periods presented.

3.  INVESTMENT IN AND ADVANCES TO JOINT VENTURES

On January 17, 1994, the Company entered into a joint venture with a Japanese corporation to develop, distribute, promote and market the Company's software products and provide related education services in Japan. Under the terms of the agreement, the Company owned 50% of the outstanding voting common stock and two shares of the non-voting preferred stock. Concurrent with this agreement, the Company granted the joint venture an exclusive license to establish, develop, distribute and market the Company's software products and educational services in Japan. In return for this license, the Company receives royalties from the sale of these products and services as follows: software products (40%); educational services (25%); and maintenance services (60%).

On September 30, 1995, the Company sold 30.5% of the outstanding voting common stock of the joint venture to its joint venture partner for $488,000, which approximated the Company's cost basis in the joint venture. As a result, the Company currently owns 19.5% of the voting common stock of the joint venture. The Company accounted for the joint venture using the equity method from the inception of the joint venture until September 30, 1995. Effective October 1, 1995, the Company accounts for its remaining investment in the joint venture using the cost method.

At March 31, 1996, investment in and advances to joint ventures consisted of investment in and advances to the Japanese joint venture of $499,000, and investments in other joint ventures of $222,000. Due from joint ventures represents trade accounts receivable due from the Company's joint ventures.


4.  RELATED PARTY TRANSACTIONS

The Company entered into a reseller agreement with Cambridge Technology Group, Inc. ("CTG"). CTG is principally owned by the Company's Chairman of the Board and stockholder. Under the terms of the Reseller Agreement, as amended, CTG was appointed as a non-exclusive reseller of the Company's products in the U.S. and Canada effective February 1, 1995. Prior to February 1, 1995, CTG did not distribute the Company's products. Pursuant to this agreement, CTG receives a 50% discount from list prices of the Company's software and a 30% discount from list prices on the Company's educational programs. The Company is permitted to cancel the agreement at any time upon payment to CTG of a termination fee equal to $2,500,000 less 20% of aggregate list price value of software products sold by CTG under the reseller agreement. The Company made no sales to CTG under this agreement during the three months ended March 31, 1996. Sales to CTG under this agreement during the three months ended March 31, 1995 amounted to $350,000.

In June 1995, the Company entered into a reseller agreement with Business@Web (formerly Object Power Inc.), a Company principally owned by the Company's Chairman of the Board and a stockholder. Under this agreement, Business@Web receives a 50% discount from list prices of the Company's software and a 25% discount from list prices on the Company's educational programs and services. Aggregate revenues from Business@Web under this agreement during the three months ended March 31, 1996 amounted to $11,000.

                 OPEN ENVIRONMENT CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION
- - ------------

The Company derives revenues from product license fees and charges for services, including education and training, on-site technical support and phone-in customer support (maintenance). For all periods presented, the Company has recognized revenue in accordance with Statement of Position 91-1 entitled "Software Revenue Recognition," ("SOP 91") issued by the American Institute of Certified Public Accountants. SOP 91 requires that software license revenues be recognized upon shipment, provided no significant obligations to the customer then exist, and that maintenance revenues be recognized ratably over the term of the maintenance agreement. Revenues for other services and training are recognized upon delivery of the service. The Company's license agreements generally do not provide a right of return. Reserves are maintained for potential credit losses.

Prior to 1994, the Company's focus was largely educational in nature. During 1994, the Company began to shift its focus from educational services to software development and licensing in order to capitalize on the growing demand for its products and services which had been generated by the Company's education seminars. In the early stages of this transition, the Company's educational services provided the Company with name recognition and introductory marketing opportunities. However, as the Company has transitioned to the business of developing and licensing software, its continued growth is increasingly based on a growing installed base, the continued acceptance by that installed base of the Company's products, increased distribution and marketing channels, and technological competitiveness, rather than a continued emphasis on educational services. This evolution has caused the Company to shift the focus of its education offerings from a marketing to post-sales training and customer support. As the Company shifted its focus to software development and licensing, it also expanded its efforts in international markets, including the establishment of joint ventures in Japan in 1994 and Korea in 1995 and the acquisition of Jarrah Technologies in 1995.

For a discussion of uncertainties associated with the Company's business, see Management's Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 1995 included in the Company's Annual Report on Form 10-K.

RESULTS OF OPERATIONS
- - ---------------------

Total revenues decreased 31% to $4,279,000 in the three months ended March 31, 1996 from $6,193,000 in the three months ended March 31, 1995. The revenue decreases were largely attributable to software license fees, which decreased to $2,582,000 in the three months ended March 31, 1996 from $4,357,000 in the three months ended March 31, 1995. Software revenues accounted for 60% of total revenues for the three months ended March 31, 1996 as compared to 70% for the three months ended March 31, 1995. Approximately $1,060,000 in revenues were attributable to a $2.5 million transaction with a major distributor; revenue from the balance of such order will be recognized on sell-through. This decrease can be attributed to a number of factors including: the Company's continued reliance on major transactions each quarter to reach revenue targets with the associated risk of revenue shortfall if such transactions are delayed or fail to close; the extended sales cycle of the Company's products of approximately 9 to 12 months; and the decrease in revenues from reselling certain software products by the Company's Australian subsidiary, as that operation transitions from such resale activities to the sale of the Company's Entera product line. The Company believes that it must refocus its sales and marketing strategy in order to address these shortfalls in revenue, reduce sales cycles and diminish its dependence on a limited number of large transactions. Also contributing to the decrease in total revenues was a decrease in education revenues to $297,000 in the three months ended March 31, 1996 from $515,000 in the three months ended March 31, 1995. This decrease is consistent with the Company's shift away from the use of education to further market awareness to the use of education as technical training for software licensing.

These decreases were partially offset by an increase in maintenance and service fees, which increased to $1,399,000 in the three months ended March 31, 1996 from $1,320,000 in the three months ended March 31, 1995. This increase reflects the continued demand for project related services as well as the increase in maintenance revenues from the broadened installed base.

Revenues from Open Environment Australia and other international customers accounted for $1,336,000 (31%) of total net revenues for the three months ended March 31, 1996, as compared to $2,969,000 (48%) for the three months ended March 31, 1995. This decrease is attributable to the decrease in revenues from Open Environment Australia as noted above as well as the lack of major international transactions in the first quarter of 1996 and the timing of orders from international resellers. The Company believes that international sales will continue to represent a significant portion of the Company's net revenue. However, the percentage of revenue derived from international sales will continue to fluctuate based on the timing of orders from international customers and resellers and the addition of new international customers and resellers.

Cost of revenues increased to $2,256,000 for the three months ended March 31, 1996 from $1,351,000 for the three months ended March 31, 1995, and gross profits decreased to 47% for the three months ended March 31, 1996 from 78% for the three months ended March 31, 1995. The Company's cost structure is predominantly fixed in the short term because it largely represents personnel and the infrastructure necessary to support them. A shortfall in revenues has a direct and immediate impact on the Company's gross profits and operating profitability due to the Company's inability to react to a revenue shortfall from a cost perspective in the near term. Fixed costs that are classified as cost of revenues include personnel costs in the education, services and maintenance departments as well as amortization of capitalized software.

Selling and marketing expenses increased to $3,988,000 in the three months ended March 31, 1996 from $2,600,000 in the three months ended March 31, 1995. These increases are the result of the hiring of additional personnel and increased marketing programs as the Company continues to develop its direct sales force, build its marketing channels and increase its promotional activities to broaden market awareness. The Company expects to continue to invest a significant amount of its resources in its selling and marketing efforts.

General and administrative expenses increased to $902,000 in the three months ended March 31, 1996 from $752,000 in the three months ended March 31, 1995. The increase is largely the result of the addition of infrastructure to support the Company's domestic and international expansion. However, general and administrative expenses decreased by 4% from $940,000 in the three months ended December 31, 1995 as the Company has focused on slowing growth in areas that are not revenue-related.

Research and development expenses increased to $1,377,000 in the three months ended March 31, 1996 from $956,000 in the three months ended March 31, 1995. These increases reflect significant personnel increases in the research and development department. No software development costs were capitalized under FAS 86 for the three months ended March 31, 1996, while amortization of previously capitalized software amounted to $157,000, as compared to capitalization of $87,000 and amortization expense of $66,000 for the three months ended March 31, 1995. The decrease in software development costs capitalized in the three months ended March 31, 1996 was due to the fact that minimal activities were devoted to projects at the point of technological feasibility as defined by FAS 86. The Company expects to continue to increase its research and development expenses to keep pace with the technological needs of the marketplace.

During the third quarter of 1995, the Company sold a portion of its interest in its Japanese joint venture to its joint venture partner. The transaction results in the Company now owning 19.5% of the joint venture and accordingly, accounting for the joint venture under the equity method has been discontinued. The Company will continue to recognize royalty revenue from the joint venture, but no longer recognizes any share of the venture's operating income or loss.

Other income increased to $198,000 in the three months ended March 31, 1996 from $7,500 in the three months ended March 31, 1995. This increase reflects the income generated from the remaining investment of the net proceeds of the initial public offering of the Company's common stock in April 1995.

LIQUIDITY AND CAPITAL RESOURCES
- - -------------------------------

As of March 31, 1996, the Company's cash and cash equivalents increased to $8,483,000 from $7,012,000 at December 31, 1995, and the Company also held marketable securities amounting to $8,889,000 at March 31, 1996, a decrease from $10,678,000 at December 31, 1995. The net decrease in cash and cash equivalents and marketable securities was primarily the result of repayment of lines of credit and lease obligations offset by cash generated from operations in spite of the loss generated during the quarter ended March 31, 1996. The positive cash flow from operations was generated by the collection of a significant portion of the Company's December 31, 1995 accounts receivable balances.

The Company has a credit facility consisting of a demand line of credit of $2,000,000 and a revolving equipment line of $1,000,000. Availability under the demand line of credit is based on a percentage of qualified accounts receivable. Borrowings outstanding on January 1, 1996 under the revolving equipment line converted to a two-year term note. Interest on the demand line of credit accrues at the prime rate, and interest on the revolving equipment line accrues at prime plus one-quarter percent. As of March 31, 1996, aggregate borrowings under the line of credit amounted to $875,000, which primarily represents the remaining balance on the revolving equipment line that converted to a two-year term note. This balance is classified as currently payable due to the fact that the Company is in violation of a financial covenant related to quarterly cash flows.

While the Company believes that its invested cash balances and available borrowings under its line of credit facility will be adequate to meet its operational cash flow requirements and planned capital requirements for the remainder of 1996, certain events or occurrences could require the Company to seek additional capital prior to such time, including, but not limited to, unexpected shortfalls in revenues or profitability, restructuring charges or acquisition opportunities. There is no assurance that, if the Company seeks additional financing, such financing will be available upon acceptable terms, if at all.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.
- - ---------------------------

None.

ITEM 2.  CHANGES IN SECURITIES.
- - -------------------------------

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
- - -----------------------------------------

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
- - -------------------------------------------------------------

None.

ITEM 5.  OTHER INFORMATION.
- - ---------------------------

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
- - ------------------------------------------

  A.  EXHIBITS

     Exhibit 11.1 - Statement regarding computation of Net Income (Loss) Per
Share


  B. REPORTS ON FORM 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                            OPEN ENVIRONMENT CORPORATION



Date:  May 10, 1996         By:    /s/  Phillip R. Copeland
                                   --------------------------
                                  Phillip R. Copeland, Acting Chief
                                  Executive Officer
                                 (Principal Executive Officer)


                            By:   /s/  James J. Driscoll
                                  ------------------------
                                  James J. Driscoll, Vice President of Finance
                                 (Principal Financial Officer and Principal
                                  Accounting Officer)