Form 10-Q
period 1996-06-30
OPEN ENVIRONMENT CORP
filed 1996-08-13
CIK 940033

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                              ____________________

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

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

     The Registrant had 7,562,749 shares of Common Stock, $.01 par value, outstanding as of August 6, 1996.

                          OPEN ENVIRONMENT CORPORATION

                         QUARTERLY REPORT ON FORM 10-Q
                       FOR THE PERIOD ENDED JUNE 30, 1996
                                     INDEX


                                                                         Page
                                                                         ----

PART I - FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements


          Condensed Consolidated Balance Sheets as of June 30, 1996
            and December 31, 1995                                           1

          Condensed Consolidated Statements of Operations for the three months ended June 30, 1996 and 1995 and the six months
            ended June 30, 1996 and 1995                                    2

          Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 1996 and 1995 and the six months
            ended June 30, 1996 and 1995                                    3

          Notes to Condensed Consolidated Financial Statements              4

ITEM 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             6

PART II - OTHER INFORMATION                                                10


SIGNATURES                                                                 11

                         PART I. FINANCIAL INFORMATION


ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 OPEN ENVIRONMENT CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                            JUNE 30,     DECEMBER 31,
                                              1996           1995
                                           ---------     ------------

ASSETS
Current assets:
    Cash and cash equivalents             $  5,356,953    $ 7,012,333
    Marketable securities                    7,074,662     10,678,125
    Accounts receivable, net                 4,338,432      7,609,007
    Due from related parties                                2,362,752
    Due from joint ventures                    440,465      1,428,090
    Prepaid expenses and other
     current assets                          3,018,312      1,676,530
                                             ---------     ----------
      Total current assets                  20,228,824     30,766,837

Property and equipment, net                  2,756,927      3,214,341
Capitalized software costs, net                500,794        800,206
Investment in and advances to joint
 ventures                                      600,449        858,123
Deferred income taxes                                         547,184
Other assets                                   553,259        459,982
                                          $ 24,640,253    $36,646,673
                                          ============    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Notes payable                         $  1,761,733    $ 1,545,684
    Accounts payable and accrued
     expenses                                4,979,343      4,143,880
    Advance billings and customer
     deposits                                  622,786        629,734
    Deferred maintenance revenue               701,395      1,054,135
    Income taxes payable                                      350,000
    Current portion of capital lease
     obligations                               105,990        178,904
                                           -----------     ----------
      Total current liabilities              8,171,247      7,902,337

Obligations under capital leases, less
 current portion                                               27,185

Stockholders' equity:
    Common Stock                                81,216         80,505
    Additional paid-in capital              30,884,254     30,694,500
    Retained earnings (deficit)            (10,996,464)     1,442,146
    Treasury stock                          (3,500,000)    (3,500,000)
                                          ------------     ----------
      Total stockholders' equity            16,469,006     28,717,151
                                          $ 24,640,253    $36,646,673
                                          ============    ===========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                                           OPEN ENVIRONMENT CORPORATION AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                            (UNAUDITED)

                                         THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,

                                              1996          1995         1996           1995
                                         -------------  ------------  ------------   -----------

Revenues:
    Software                              $  1,028,428  $  5,382,162  $  3,610,832   $ 9,739,584
    Maintenance and service fees             1,440,746     1,556,935     2,839,679     2,877,426
    Education and training                     287,054       539,811       584,459     1,054,472
      Total revenues                         2,756,228     7,478,908     7,034,970    13,671,482
                                         -------------  ------------  -------------  -----------
Cost of revenues:
    Cost of software, maintenance
      and services                           2,004,860     1,364,529     3,848,551     2,312,988
    Cost of education and training             268,969       396,898       681,651       799,028
      Total cost of revenues                 2,273,829     1,761,427     4,530,202     3,112,016
                                         -------------  ------------  ------------  ------------
Gross profit                                   482,399     5,717,481     2,504,768    10,559,466

Operating expenses:
    Selling and marketing                    4,586,128     3,043,133     8,573,752     5,643,167
    General and administrative                 999,301       933,776     1,901,767     1,685,320
    Research and development                 1,500,173     1,051,966     2,877,271     2,007,997
    Provision for restructuring
      charges                                1,083,114                   1,083,114
      Total operating expenses               8,168,716     5,028,875    14,435,904     9,336,484
                                         -------------  ------------  ------------  ------------

Operating income (loss)                     (7,686,317)      688,606   (11,931,136)    1,222,982
Equity in income (loss) of
      joint venture                                           38,741                    (273,643)
Other income (expense), net                    142,789       189,957       340,023       197,410
                                         -------------  ------------  -------------  ------------
Income (loss) before income taxes           (7,543,528)      917,304   (11,591,113)    1,146,749
Provision for income taxes                     847,497       277,520       847,497       333,262
                                         -------------  ------------  ------------  ------------
Net income (loss)                          ($8,391,025)   $  639,784  ($12,438,610)  $   813,487
                                         =============  ============  ============  ============
Net income (loss) per share                     ($1.12)        $0.08        ($1.66)        $0.11
                                         =============  ============ =============  ============

Dividends                                                 $  141,844                 $   141,844
                                                        ============                ============

Dividends per share                                            $0.02                       $0.02
                                                        ============                ============

Weighted average shares
      outstanding                            7,516,884     8,341,663     7,497,657     7,616,507
                                         =============  ============  ============  ============

                            THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.



                 OPEN ENVIRONMENT CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                     SIX MONTHS ENDED JUNE 30,
                                                         1996           1995
                                                    ------------    -----------
OPERATING ACTIVITIES
Net income (loss)                                   ($12,438,610)  $    813,487
Adjustments to net income (loss):
  Depreciation                                           860,039        604,311
  Amortization of capitalized software                   322,271        135,571
  Allowance for doubtful accounts                        640,230        131,349
  Provision for restructuring charges                    786,451
  Equity in loss of joint venture                         (3,239)       273,643
  Deferred income taxes                                  847,497       (223,703)
  Changes in operating assets and liabilities:
    Accounts receivable                                2,767,802     (3,346,314)
    Due from related parties                           2,212,969         (2,347)
    Prepaid expenses and other current assets         (1,976,063)      (577,523)
    Due from joint venture                               987,625       (197,114)
    Other assets                                         (97,014)      (282,098)
    Accounts payable and accrued expenses                776,007        672,103
    Advance billings and customer deposits               (24,211)       (64,204)
    Deferred maintenance revenue                        (352,740)       (92,922)
    Income taxes payable                                (304,609)       202,094
                                                      -----------    -----------
NET CASH USED IN OPERATING ACTIVITIES                 (4,995,595)    (1,953,667)

INVESTING ACTIVITIES
Purchase of marketable securities                    (11,234,563)   (19,899,170)
Sale of marketable securities                         14,840,423      8,055,212
Investment in and advances to joint ventures             115,315       (384,537)
Purchase of property and equipment                      (640,224)    (1,336,659)
Additions to capitalized software                        (21,567)      (166,828)
                                                     ------------   -----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES    3,059,384    (13,731,982)


FINANCING ACTIVITIES
Net proceeds of notes payable to bank                    216,049      1,362,203
Repayment of capital lease obligations                  (150,435)      (117,696)
Net proceeds from issuance of Common Stock                           22,996,104
Dividends paid                                                         (141,844)
Exercise of stock options                                125,067         91,978
Issuance of Common Stock under stock purchase plan        65,398
                                                     -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                256,079     24,190,745
                                                     -----------    -----------
Effect of exchange rates on cash                          24,752        (48,371)

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS       (1,655,380)     8,456,725
Cash and equivalents at beginning of period            7,012,333      1,693,118
                                                     ------------   -----------
CASH AND EQUIVALENTS AT END OF PERIOD                $ 5,356,953   $ 10,149,843
                                                     ============   ===========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                 OPEN ENVIRONMENT CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.  BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements presented have been prepared by Open Environment Corporation and subsidiaries (the "Company") without audit and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the financial results for the interim periods shown. The results of operations for the interim periods shown in this report are not necessarily indicative of results for any future interim period or for the entire fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted, although the Company believes that the disclosures included are adequate to make the information presented not misleading. The condensed consolidated financial statements and the notes included herein should be read in conjunction with the financial statements and notes for the fiscal year ended December 31, 1995 included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and any and all amendments thereto.


2.  CONSOLIDATED FINANCIAL STATEMENT INFORMATION

Net Income (Loss) Per Share

Net income (loss) per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during each fiscal period. Included in these amounts are dilutive common stock options and 1,428,571 shares of Series A Convertible Preferred Stock which automatically converted upon the closing of the Company's initial public offering into 999,998 shares of common stock on April 13, 1995. Fully diluted and primary earnings per share data are the same for each period presented.

Investment Securities

All of the Company's investments are classified as held-to-maturity at June 30, 1996 and December 31, 1995. Investment securities are deemed to be held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Sales of marketable securities as disclosed in the Statements of Cash Flows represent cash received on maturity of the Company's held-to-maturity securities. The fair market value of the Company's investments at June 30, 1996 and December 31, 1995 approximates amortized cost basis. The following is a summary of these investments:

                                                 JUNE 30,        DECEMBER 31,
                                                  1996               1995
                                              -------------------------------
    U.S. Treasury securities and obligations
       of U.S. government agencies            $ 7,052,847         $12,135,987
    Tax-exempt mutual and money market funds    2,038,241           1,513,183
    90-day bank notes                           2,194,927           2,136,747
                                              -------------------------------
                                              $11,286,015         $15,785,917
                                              ===============================

Foreign Currency Translation

Assets and liabilities of foreign operations are translated at year-end exchange rates, and statement of operations accounts are translated at average exchange rates. Gains and losses from translation are not material for the periods presented. Foreign currency transaction gains and losses are included in the statements of operations and are not material for the periods presented.


3.  INVESTMENT IN AND ADVANCES TO JOINT VENTURES

On January 17, 1994, the Company entered into a joint venture agreement with a Japanese corporation to develop, distribute, promote and market the Company's software products and provide related educational services in Japan. Under the terms of the agreement, the Company owned 50% of the outstanding voting common stock and two shares of the non-voting preferred stock. Concurrent with this agreement, the Company granted the joint venture an exclusive license to establish, develop, distribute and market the Company's software products and educational services in Japan. In return for this license, the Company receives royalties from the sale of these products and services as follows: software products (40%); educational services (25%); and maintenance services (60%).

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

At June 30, 1996, investment in and advances to joint ventures consisted of investment in and advances to the Japanese joint venture of $464,000, and investments in other joint ventures of $136,000. Due from joint ventures represents trade accounts receivable due from the Company's joint ventures.


4.  RELATED PARTY TRANSACTIONS

The Company entered into a reseller agreement with Cambridge Technology Group, Inc. ("CTG"). CTG is principally owned by the Company's Chairman of the Board and major stockholder. Under the terms of the reseller agreement, as amended, CTG was appointed as a non-exclusive reseller of the Company's products in the U.S. and Canada effective February 1, 1995. Prior to February 1, 1995, CTG did not distribute the Company's products. Pursuant to this agreement, CTG receives a 50% discount from list prices of the Company's software and a 30% discount from list prices on the Company's educational programs. The Company is permitted to cancel the agreement at any time upon payment to CTG of a termination fee equal to $2,500,000 less 20% of aggregate list price value of software products sold by CTG under the reseller agreement. The Company made no sales to CTG under this agreement during the three months ended June 30, 1996. Sales to CTG under this agreement during the three months ended June 30, 1995 amounted to $600,000.

                 OPEN ENVIRONMENT CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION
- ------------

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

Prior to 1994, the Company's focus was largely educational in nature. During 1994, the Company began to shift its focus from educational services to software development and licensing in order to capitalize on the growing demand for its products and services which had been generated by the Company's education seminars. In the early stages of this transition, the Company's educational services provided the Company with name recognition and introductory marketing opportunities. However, as the Company has transitioned to the business of developing and licensing software, its continued growth is increasingly based on a growing installed base, the continued acceptance by that installed base of the Company's products, increased distribution and marketing channels and technological competitiveness, rather than a continued emphasis on educational services. This evolution has caused the Company to shift the focus of its education offerings from marketing to post-sales training and customer support. As the Company shifted its focus to software development and licensing, it also expanded its efforts in international markets, including the establishment of joint ventures in Japan in 1994, Korea in 1995 and China/Hong Kong in 1996 and the acquisition of Jarrah Technologies Pty. Limited ("Jarrah Technologies", "Open Enviornment Australia") in 1995.

On May 11, 1996, the Company signed a definitive agreement to merge with a wholly-owned subsidiary of Borland International, Inc. ("Borland"). This agreement was amended on July 31, 1996. Completion of the merger is subject to the approval of the stockholders of the Company. The merger is more fully disclosed in the combined Prospectus/Proxy Statement contained in the Registration Statement on Form S-4 to be filed by Borland with the Securities and Exchange Commission (the "Commission") on or about August , 1996.

For a discussion of uncertainties associated with the Company's business, see Management's Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 1995 included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and any and all amendments thereto.

RESULTS OF OPERATIONS
- ---------------------

Total revenues decreased 63% to $2,756,000 in the three months ended June 30, 1996 from $7,479,000 in the three months ended June 30, 1995, and to $7,035,000 in the six months ended June 30, 1996 from $13,671,000 in the six months ended June 30, 1995. The revenue decreases were largely attributable to a decline in software license fees, which decreased to $1,028,000 in the three months ended June 30, 1996 from $5,382,000 in the three months ended June 30, 1995, and to $3,611,000 in the six months ended June 30, 1996 from $9,740,000 in the six months ended June 30, 1995. Software revenues accounted for 37% of total revenues for the three months ended June 30, 1996 as compared to 72% for the three months ended June 30, 1995.

These revenue decreases are attributable to a number of factors. The Company continues to rely on major transactions each quarter to reach revenue targets. Such reliance carries the associated risk of revenue shortfall if such transactions are delayed or fail to close. The Company closed no transactions over $250,000 in the three months ended June 30, 1996 as compared to closing five transactions over $250,000 in the three months ended June 30, 1995. The pending merger with Borland has caused certain customers to postpone purchases until the completion of the merger, as these customers have expressed their desire to see the impact of the merger on the Company's products prior to making significant financial investments in the Company's products.

The Company currently experiences an extended sales cycle of approximately 9 to 12 months for its products. An inconsistent marketing message has lengthened this sales cycle beyond the 6 to 9 months experienced in the past, which has made it even more difficult for the Company to forecast revenues for any given period until such period has ended.

Additionally, revenues from reselling Gupta software products by Open Environment Australia decreased to $802,000 in the three months ended June 30, 1996 from $1,397,000 in the three months ended June 30, 1995, and to $1,421,000 in the six months ended June 30, 1996 from $2,397,000 in the six months ended June 30, 1995. This decrease is the result of Open Environment Australia's continued transition from such resale activities to the sale of the Company's Entera product line, as well as the underlying impact of the merger with Borland, with whom Gupta competes directly.

There has also been some level of employee and management distraction as a result of the planning and integration process for completion of the merger and post-merger operations. The Company believes that this has contributed to the decline in revenues in the three months ended June 30, 1996.

Also contributing to the decrease in total revenues was a decrease in education revenues to $287,000 in the three months ended June 30, 1996 from $540,000 in the three months ended June 30, 1995, and to $584,000 in the six months ended June 30, 1996 from $1,054,000 in the six months ended June 30, 1995. These decreases are consistent with the Company's shift away from the use of education to further market awareness to the use of education as technical training for software licensing.

Maintenance and service fees decreased to $1,441,000 in the three months ended June 30, 1996 from $1,557,000 in the three months ended June 30, 1995, and to $2,840,000 in the six months ended June 30, 1996 from $2,877,000 in the six months ended June 30, 1995. Although the Company has experienced continued demand for project related services, this demand has been offset by a decrease in maintenance revenues due to the decreased level of software license revenues in the six months ended June 30, 1996.

Revenues from Open Environment Australia and other international customers accounted for $1,272,000 (46%) of total net revenues for the three months ended June 30, 1996, as compared to $3,393,000 (45%) for the three months ended June 30, 1995, and $2,609,000 (37%) for the six months ended June 30, 1996, as compared to $6,362,000 (47%) for the six months ended June 30, 1995. This decrease is attributable to the decrease in revenues from Open Environment Australia as noted above as well as the lack of major international transactions in the first quarter of 1996 and the timing of orders from international resellers. The Company believes that international sales will continue to represent a significant portion of the Company's net revenue. However, the percentage of revenue derived from international sales will continue to fluctuate based on the timing of orders from international customers and resellers and the addition of new international customers and resellers.

Cost of revenues increased to $2,274,000 for the three months ended June 30, 1996 from $1,751,000 for the three months ended June 30, 1995, and to $4,530,000 in the six months ended June 30, 1996 from $3,112,000 in the six months ended June 30, 1995. Gross profits decreased to 18% for the three months ended June 30, 1996 from 77% for the three months ended June 30, 1995, and to 36% for the six months ended June 30, 1996 from 77% for the three months ended June 30, 1995. The increase in cost of revenues is due primarily to increased staffing in the services department, as the Company has hired additional personnel to serve the continued demand for project related services. The decrease in gross profit is the result of decreases in revenues without corresponding cost reductions. The Company's cost structure is predominantly fixed in the short term because it largely represents personnel and the infrastructure necessary to support them. A shortfall in revenues has a direct and immediate impact on the Company's gross profits and operating profitability due to the Company's inability to react to a revenue shortfall from a cost perspective in the near term. Fixed costs that are classified as cost of revenues include personnel costs in the education, services and maintenance departments as well as amortization of capitalized software.

Selling and marketing expenses increased to $4,586,000 in the three months ended June 30, 1996 from $3,043,000 in the three months ended June 30, 1995, and to $8,574,000 in the six months ended June 30, 1996 from $5,643,000 in the six months ended June 30, 1995. These increases are the result of the hiring of additional personnel and increased marketing programs as the Company continues to develop its direct sales force, build its marketing channels and increase its promotional activities to broaden market awareness. The Company expects to continue to invest a significant amount of its resources in its selling and marketing efforts. In addition, the Company recorded specific additional reserves for potential bad debts of $475,000 in the three months ended June 30, 1996 as a direct result of the deteriorated aging of two international accounts, one of which is a reseller in Saudi Arabia and the other is an end-user in India. The Company has been pursuing collection of these balances, but has been unsuccessful in obtaining cooperation from the customers, and although the Company is still pursuing collection of the balances, management provided for these amounts given their age and uncertainty.

General and administrative expenses increased to $999,000 in the three months ended June 30, 1996 from $934,000 in the three months ended June 30, 1995, and to $1,902,000 in the six months ended June 30, 1996 from $1,685,000 in the six months ended June 30, 1995. The increase for the three months ended June 30, 1996 is a result of increased professional fees related to a number of corporate matters surrounding the pending transaction with Borland. The year-to-date increase as compared to the six months ended June 30, 1995 is largely the result of the addition of infrastructure to support the Company's domestic and international expansion. However, the Company has made a concerted effort to control general and administrative expenses in recent months, as the Company has focused on slowing growth in areas that are not revenue related. As a result, the quarter-to-quarter level of general and administrative expenses has remained relatively flat with the exception of the professional fees noted above, as general and administrative expenses amounted to $902,000 in the three months ended March 31, 1996 and $940,000 in the three months ended December 31, 1995.

Research and development expenses increased to $1,500,000 in the three months ended June 30, 1996 from $1,052,000 in the three months ended June 30, 1995, and to $2,877,000 in the six months ended June 30, 1996 from $2,008,000 in the six months ended June 30, 1995. These increases reflect personnel increases in the research and development department, increases in contracted work for certain porting activities to various platforms and international localization efforts for certain of the Company's products. Also contributing to the increases in research and development expenses was the fact that no software development costs were capitalized under FAS 86 for the six months ended June 30, 1996, as compared to $90,000 and $177,000 in the three and six month periods ended June 30, 1995, respectively. Amortization of previously capitalized software, which is included in the cost of software, amounted to $164,000 and $322,000 in the three and six month periods ended June 30, 1996, respectively, as compared to $80,000 and $146,000 in the three and six month periods ended June 30, 1995, respectively. The decrease in software development costs capitalized in 1996 was due to the fact that minimal activities were devoted to projects at the point of technological feasibility as defined by FAS 86. The Company expects to continue to increase its research and development expenses to keep pace with the technological needs of the marketplace.

The Company recorded a provision for restructuring charges of $1,083,000 in the three month period ended June 30, 1996. Charges included the write-off of inventory and prepaid royalties related to the Company's Learning Center division, as the Company has discontinued all activities related to the Leaning Center ($381,000), the write-off of certain assets related to worldwide education facilities, as the Company is no longer operating such facilities ($302,000), severance costs ($259,000), the write-off of the Company's investment in a failed joint venture ($81,000), and other miscellaneous related costs ($65,000). Substantially all of these charges were incurred prior to June 30, 1996.

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

Other income decreased to $143,000 in the three months ended June 30, 1996 from $229,000 in the three months ended June 30, 1995, and to $190,000 in the six months ended June 30, 1996 from $197,000 in the six months ended June 30, 1995. This decrease reflects the reduction of income generated from the remaining investment of the net proceeds of the initial public offering of the Company's common stock in April 1995. Those invested balances have decreased with the Company's recent operating losses.

The Company also recorded a provision for income taxes in the three months ended June 30, 1996 of $847,000. This provision represents the write off of deferred tax assets under Statement of Financial Accounting Standards 109, Accounting for Income Taxes, due to the Company's operating losses in the second quarter 1996, as those losses have put the ultimate realization of the Company's deferred tax assets in doubt.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

As of June 30, 1996, the Company's cash and cash equivalents decreased to $5,357,000 from $7,012,000 at December 31, 1995, and the Company also held marketable securities amounting to $7,075,000 at March 31, 1996, a decrease from $10,678,000 at December 31, 1995. The net decrease in cash and cash equivalents and marketable securities was primarily the result of cash used to fund the Company's operating losses in the first six months of 1996. Sales of marketable securities as disclosed in the Statements of Cash Flows represent cash received on maturity of the Company's held-to-maturity securities.

The Company has a credit facility consisting of a demand line of credit of $2,000,000 and a revolving equipment line of $1,000,000. Availability under the demand line of credit is based on a percentage of qualified accounts receivable. Borrowings outstanding on January 1, 1996 under the revolving equipment line converted to a two-year term note. Interest on the demand line of credit accrues at the prime rate, and interest on the revolving equipment line accrues at prime plus one-quarter percent. As of June 30, 1996, aggregate borrowings under the line of credit amounted to $1,372,000, of which $750,000 represents the remaining balance on the revolving equipment line that converted to a two-year term note. This balance is classified as currently payable due to the fact that the Company is in violation of financial covenants related to quarterly cash flows and operating losses.

In the event that the Company continues to experience significant losses and is unable to consummate a strategic transaction or sale of its business, management of the Company anticipates that it would require additional sources of working capital by the beginning of 1997. In the absence of a strategic transaction or sale of its business, the Company would therefore be required to make significant reductions in its rate of expenditures during 1996 in order to defer the requirement to obtain additional working capital, and would, in the absence of being able to reduce expenditures appropriately on a timely basis, face the need to obtain additional working capital either through private financing or alternatively sell the Company. There is no assurance that, if the Company seeks additional financing in the future, such financing will be available upon acceptable terms, if at all.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.
- ---------------------------

None.

ITEM 2.  CHANGES IN SECURITIES.
- -------------------------------

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
- -----------------------------------------

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
- -------------------------------------------------------------

None.

ITEM 5.  OTHER INFORMATION.
- ---------------------------

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
- ------------------------------------------

  A.  EXHIBITS

  Exhibit 10.1 - Merger Agreement dated as of May 11, 1996, by and among Borland International, Inc., Aspen Acquisition Corporation and the Company (incorporated by reference to the Company's Form 8-K filed with the Commission on June 5,
1996).

  Exhibit 10.2 - Amendment No. 1 to the Merger Agreement dated as of July 31, 1996, by and among Borland International, Inc., Aspen Acquisition Corporation and the Company.

  Exhibit 11.1 - Statement regarding computation of Net Income (Loss) Per Share.


  B. REPORTS ON FORM 8-K

  The Company filed a Current Report on Form 8-K dated June 5, 1996 with respect to the Merger Agreement by and among Borland International, Inc., Aspen Acquisition Corporation and the Company.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                              OPEN ENVIRONMENT CORPORATION


Date:  August 12, 1996

                          By:
                             ---------------------------------------------------
                             Phillip R. Copeland, Acting Chief Executive Officer (Principal Executive Officer)


                          By:
                             ---------------------------------------------------
                             James J. Driscoll, Vice President of Finance
                             (Principal Financial Officer and Principal
                             Accounting Officer)