Form 10-Q/A
period 1995-03-31
OPEN ENVIRONMENT CORP
filed 1996-10-11
CIK 940033

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                              ____________________

                                  FORM 10-Q/A

                              AMENDMENT NO. 1 TO
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1995

                         Commission File Number 0-25794

                              -------------------

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    [_]  Yes   [X]  No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

The Registrant had 6,903,873 shares of Common Stock, $.01 par value, outstanding as of May 26, 1995

================================================================================

                          OPEN ENVIRONMENT CORPORATION

                        QUARTERLY REPORT ON FORM 10-Q/A
                      FOR THE PERIOD ENDED MARCH 31, 1995
                                     Index


                                                                Page
                                                                ----

PART I - Financial Information


ITEM 1. Financial Statements

        Consolidated Balance Sheets as of March 31, 1995
         and December 31, 1994 (restated)                        1

        Consolidated Statements of Operations for the three
         months ended March 31, 1995 and 1994 (restated)         2

        Consolidated Statements of Cash Flows for the three
         months ended March 31, 1995 and 1994 (restated)         3

        Notes to Consolidated Financial Statements (restated)    4

ITEM 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations, as Amended         5

PART II - Other Information                                      7

ITEM 6. Exhibits and Reports on Form 8-K                         -

SIGNATURES                                                       9


                         PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements
                  OPEN ENVIRONMENT CORPORATION AND SUBSIDIARY
                          Consolidated Balance Sheets

                                                March 31,       December 31,
                                                  1995              1994
                                              -------------   ----------------
                                               (Restated)        (Restated)
ASSETS
Current assets:
    Cash and cash equivalents                     $425,838        $1,693,118
    Marketable securities                           89,721            94,589
    Accounts receivable, net                     5,904,327         3,869,596
    Prepaid expenses and other current assets      968,921           606,511
                                              -------------   ----------------
        Total current assets                     7,388,807         6,263,814

Property and equipment, net                      2,552,969         2,049,392
Capitalized software costs, net                    448,803           427,879
Investment in and advances to joint venture        101,354           387,862
Deferred income taxes                              293,393           137,362
Other assets                                       225,046           209,349
                                              -------------   ----------------
                                               $11,010,372        $9,475,658
                                              =============   ================

LIABILITIES
Current liabilities:
    Notes payable to bank                         $828,928
    Accounts payable and accrued expenses        3,163,290        $2,828,470
    Advance billings and customer deposits         677,068           640,833
    Deferred maintenance revenue                   808,254           780,345
    Income taxes payable                           289,742           269,260
    Current portion of capital lease
    obligations                                    236,328           245,489
                                              -------------   ----------------
        Total current liabilities                6,003,610         4,764,397

Deferred income taxes                              180,770           172,270
Obligations under capital leases, less
  current portion                                  157,088           206,089
Series A Convertible Preferred Stock             5,854,332         5,854,332

Common stockholders' equity (deficiency)
    Common stock                                    51,939            51,754
    Additional paid-in capital                     763,680           777,126
    Retained earnings                            1,498,953         1,149,690
    Treasury stock                              (3,500,000)       (3,500,000)
                                              -------------   ----------------
        Total common stockholders' equity
        (deficiency)                            (1,185,428)       (1,521,430)
                                              -------------   ----------------
                                               $11,010,372        $9,475,658
                                              =============   ================

The accompanying notes are an integral part of these financial statements.
                  OPEN ENVIRONMENT CORPORATION AND SUBSIDIARY

                     Consolidated Statements of Operations

                                                Three Months Ended March 31,
                                                    1995            1994
                                                ------------    ------------
                                                 (Restated)
Revenues
   Software                                      $4,636,531      $1,299,544
   Maintenance and service fees                   1,320,491         370,617
   Education and training                           514,662       1,724,583
                                                ------------    ------------
      Total revenues                              6,471,684       3,394,744
                                                ------------    ------------

Cost of revenues
   Cost of software, maintenance and services       965,205         718,921
   Cost of education and training                   402,131         572,753
                                                ------------    ------------
      Total cost of revenues                      1,367,336       1,291,674
                                                ------------    ------------

Gross profit                                      5,104,348       2,103,070

Operating expenses
   Selling and marketing                          2,625,153       1,071,594
   General and administrative                       751,543         431,048
   Research and development                         956,032         594,686
                                                ------------    ------------
      Total operating expenses                    4,332,728       2,097,328
                                                ------------    ------------

Operating income                                    771,620           5,742
Equity in loss of joint venture                    (312,384)        (82,568)
Other income (expense), net                           7,453          18,531
                                                ------------    ------------
Income (loss) before income taxes                   466,689         (58,295)
Provision for income taxes (benefit)                117,426          11,483
                                                ------------    ------------

Net income (loss)                                  $349,263        ($69,778)
                                                ============    ============

Net income (loss) per share                           $0.05          ($0.01)
                                                ============    ============

Weighted average shares outstanding               6,734,840       5,590,291
                                                ============    ============

The accompanying notes are an integral part of these financial statements.

                  OPEN ENVIRONMENT CORPORATION AND SUBSIDIARY
                     Consolidated Statements of Cash Flows



                                                                 Three Months Ended March 31
                                                                  1995                 1994
                                                              ------------         ------------
                                                               (Restated)
Operating activities
Net income (loss)                                                $349,263             ($69,778)
Adjustments to net income (loss)
   Depreciation                                                   275,929               87,952
   Amortization of capitalized software                            66,490                8,168
   Allowance for doubtful accounts                                 65,842
   Equity in loss of joint venture                                312,384               82,568
   Deferred income taxes                                         (175,777)              (9,310)
   Changes in operating assets and liabilities
      Accounts receivable                                      (2,129,656)             225,218
      Prepaid expenses and other current assets                  (357,474)            (165,477)
      Due from joint venture                                       15,104
      Other assets                                                 20,723              (43,926)
      Accounts payable and accrued expenses                       310,839              337,279
      Advance billings and customer deposits                       47,341             (332,618)
      Deferred maintenance revenue                                 31,529              (52,996)
      Income taxes payable                                         27,746              (24,093)
      Due to related party                                         (2,348)            (144,637)
                                                              ------------         ------------
Net cash used in operating activities                          (1,142,065)            (101,650)
Investing activities
Investment in and advances to joint ventures                      (63,302)             (92,157)
Purchase of property and equipment                               (794,531)            (293,414)
Additions to capitalized software                                 (87,414)              (8,952)
                                                              ------------         ------------
Net cash used in investing activities                            (945,247)            (394,523)
                                                              ------------         ------------

Financing activities
Net proceeds of notes payable to bank                             828,928              200,000
Repayment of capital lease obligations                            (58,162)
Exercise of stock options                                          66,900                  198
                                                              ------------         ------------
Net cash provided by financing activities                         837,666              200,198

Effect of exchange rates on cash                                  (17,634)              10,102

Net decrease in cash and equivalents                           (1,267,280)            (285,873)
Cash and equivalents at beginning of period                     1,693,118              918,409
                                                              ------------         ------------

Cash and equivalents at end of period                            $425,838             $632,536
                                                              ============         ============

The accompanying notes are an integral part of these financial statements.

                         OPEN ENVIRONMENT CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     Restatement of Financial Statements

Prior to the second quarter of 1995, the Company and certain of its customers entered into non-cancellable letters of understanding ("Non-cancellable LOUs") whereby the Company's customers agreed to purchase certain software and services from the Company and which specified a future date at or on which a mutually acceptable software license and services agreement would be finalized. In eight instances, the parties agreed to enter into a mutually acceptable software license and services agreement within a specified period (the "Specified Period") after the date of execution of such Non-cancellable LOU. At the time of revenue recognition all products were delivered, the Company believed that persuasive evidence existed to document an agreement to license the Company's software by the customer and there were no significant contingencies existing at the date of revenue recognition. After a review by the staff of the Securities and Exchange Commission (the "Staff"), the Company has agreed that the recognition of revenue under such Non-cancellable LOUs should be delayed until the earlier of the date such software license and services agreements were executed by the parties (the "L&S Execution Date") or the expiration of the Specified Period. The length of the Specified Periods ranged from two days to 45 days. The Company has restated its historical financial statements contained in certain of its reports filed pursuant to the Securities Exchange Act of 1934 with respect to the five Non-cancellable LOUs where the earlier of the L&S Execution Date or the end of the Specified Period occurred in the quarter following the date of execution of the Non-cancellable LOU. The changes decrease revenue and net income reported in the fourth quarter of 1994 and increase revenue and net income reported in each of the first and second quarters of 1995. There was no change in the aggregate revenue and net income reported over such three quarter period.


The following summarizes the effect of the restatement on the consolidated financial statements of the Company for the period presented:


                                            As Reported           Restated
                                            -----------           --------
Three months ended March 31, 1995
 Revenues                                    6,192,574            6,471,684
 Cost of software, maintenance and services    948,459              965,206
 Gross Profit                                4,841,985            5,104,348
 Selling and marketing expenses              2,600,033            2,625,153
 Provision for income taxes                     55,743              117,426
 Net Income                                    173,702              349,263
 Net Income per share                              .03                  .05
 Accounts receivable                         6,236,577            5,904,327
 Total assets                               11,342,622           11,010,372
 Accounts payable and accrued expenses       3,213,129            3,163,290
 Income taxes payable                          363,169              289,742
 Stockholders' equity (deficiency)            (976,443)          (1,185,428)

2. Acquisition of Jarrah Technologies

     On August 31, 1995 the Company issued 408,000 shares of Common Stock in exchange for all outstanding shares of the capital stock of Jarrah Technologies Pty Ltd. ("Jarrah Technologies"). The acquisition was accounted for as a pooling of interests and, accordingly, the accompanying consolidated financial statements of the Company have been restated to include the accounts and operations of Jarrah Technologies for all periods prior to the acquisition. Quarterly results of operations differ from those previously reported due to the inclusion of the following amounts related to Jarrah Technologies:

                                           Quarter ended
                                   March 31, 1995  March 31, 1994

Total Revenues                         $1,000,201        $939,614
Gross Profit                              469,229         415,247
Income (loss) from operations              13,369         148,417
Net income (loss)                          73,369         137,745


3.   Consolidated Financial Statement Information

   Initial Public Offering

     On April 13, 1995 the Company completed its initial public offering of common stock whereby 3,162,500 shares were sold to the public in exchange for net proceeds of approximately $44,000,000. Of these amounts, the Company issued 1,700,000 shares in exchange for net proceeds of approximately $23,000,000.

   Net Income (Loss) Per Share

     Net income (loss) per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during each period. Included in these amounts are dilutive common stock options and 1,428,571 shares of Series A Convertible Preferred Stock which automatically converted upon the closing of the initial public offering into 999,998 shares of common stock. Fully diluted and primary earnings per share data are the same for each period presented.

4.   Related Party Transactions

     The Company entered into a reseller agreement with Cambridge Technology Group, Inc. (CTG). CTG is principally owned by the Company's Chairman of the Board and a stockholder. Under the terms of the Reseller Agreement, as amended, CTG was appointed as a non-exclusive reseller of the Company's products in the U.S. and Canada effective February 1, 1995. Prior to February 1, 1995, CTG did not distribute the Company's products. Pursuant to this agreement, CTG receives a 50% discount from list prices of the Company's software and a 30% discount from list prices on the Company's educational programs. The Company is permitted to cancel the agreement at any time upon payment to CTG of a termination fee equal to $2,500,000 less 20% of aggregate list price value of software products sold by CTG under the Reseller Agreement. Sales to CTG under this agreement during the three months ended March 31, 1995 amounted to $350,000.

                  OPEN ENVIRONMENT CORPORATION AND SUBSIDIARY

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Restatement of Financial Statements
-----------------------------------

Prior to the second quarter of 1995, the Company and certain of its customers entered into non-cancellable letters of understanding ("Non-cancellable LOUs") whereby the Company's customers agreed to purchase certain software and services from the Company and which specified a future date at or on which a mutually acceptable software license and services agreement would be finalized. In eight instances, the parties agreed to enter into a mutually acceptable software license and services agreement within a specified period (the "Specified Period") after the date of execution of such Non-cancellable LOU. At the time of revenue recognition all products were delivered, the Company believed that persuasive evidence existed to document an agreement to license the Company's software by the customer and there were no significant contingencies existing at the date of revenue recognition. After a review by the staff of the Securities and Exchange Commission (the "Staff"), the Company has agreed that the recognition of revenue under such Non-cancellable LOUs should be delayed until the earlier of the date such software license and services agreements were executed by the parties (the "L&S Execution Date") or the expiration of the Specified Period. The length of the Specified Periods ranged from two days to 45 days. The Company has restated its historical financial statements contained in certain of its reports filed pursuant to the Securities Exchange Act of 1934 with respect to the five Non-cancellable LOUs where the earlier of the L&S Execution Date or the end of the Specified Period occurred in the quarter following the date of execution of the Non-cancellable LOU. The changes decrease revenue and net income reported in the fourth quarter of 1994 and increase revenue and net income reported in each of the first and second quarters of 1995. There was no change in the aggregate revenue and net income reported over such three quarter period.


The following summarizes the effect of the restatement on the consolidated financial statements of the Company for the period presented:

                                              As Reported            Restated
                                              -----------            --------
Three months ended March 31, 1995
  Revenues                                     6,192,574            6,471,684
  Cost of software, maintenance and services     948,459              965,206
  Gross profit                                 4,841,985            5,104,348
  Selling and marketing expenses               2,600,033            2,625,153
  Provision for income taxes                      55,743              117,426
  Net income                                     173,702              349,263
  Net income per share                               .03                  .05
  Accounts receivable                          6,236,577            5,904,327
  Total assets                                11,342,622           11,010,372
  Accounts payable and accrued expenses        3,213,129            3,163,290
  Income taxes payable                           363,169              289,742
  Stockholders' equity (deficiency)             (976,443)          (1,185,428)

Results of operations
---------------------

Total revenues increased 91% to $6,472,000 in the three months ended March 31, 1995 from $3,395,000 in the three months ended March 31, 1994.

The revenue increase was largely attributable to software license fees, which increased to $4,637,000 in the three months ended March 31, 1995 from $1,300,000 in the three months ended March 31, 1994. Also contributing to the increase were increases in maintenance and service fees, which increased to $1,320,000 in the three months ended March 31, 1995 from $371,000 in the three months ended March 31, 1994. These increases reflect growing market awareness and acceptance of the Company's software products as well as a broadening of the Company's installed base.

These increases were partially offset by a decrease in education revenues to $515,000 in the three months ended March 31, 1995 from $1,725,000 in the three months ended March 31, 1994. This decrease is consistent with the Company's shift away from the use of education to further market awareness to the use of education as technical training for software licensing.

International revenue accounted for $2,967,000 (46%) of total net revenues for the three months ended March 31, 1995, as compared to $1,744,000 (51%) for the three months ended March 31, 1994. This increase is attributable to a combination of direct and channel sales to international customers as the Company continues to enter additional markets to expand its operations outside of the United States. The Company believes that international sales will continue to represent a significant portion of the Company's net revenue. However, the percentage of revenue derived from international sales may fluctuate based on the timing of orders from international customers and resellers and the addition of new international customers and resellers.

Costs of sales increased to $1,367,000 for the three months ended March 31, 1995 from $1,292,000 for the three months ended March 31, 1994, and gross margins improved to 79% for the three months ended March 31, 1995 from 62% for the three months ended March 31, 1994. These improvements reflect the product shift from the lower-margin education business (22% gross margin in the three months ended March 31, 1995) to the higher-margin software and services business (84% gross margin in the three months ended March 31, 1995).

Selling and marketing expenses increased to $2,625,000 in the three months ended March 31, 1995 from $1,072,000 in the three months ended March 31, 1994. This increase is the result of the hiring of additional personnel and increased marketing programs as the Company develops a qualified direct sales force, builds its marketing channels and increases its promotional activities to broaden market awareness. The Company expects to continue to invest a significant amount of its resources in its selling and marketing efforts.

General and administrative expenses increased to $752,000 in the three months ended March 31, 1995 from $431,000 in the three months ended March 31, 1994 but decreased as a percentage of revenues to 12% in the three months ended March 31, 1995 as compared to 13% in the three months ended March 31, 1994. This percentage decrease reflects the semi-fixed nature of these expenses, as well as the economies of scale the Company achieves as its customer base and revenues expand.

Research and development expenses increased to $956,000 in the three months ended March 31, 1995 from $595,000 in the three months ended March 31, 1994, which is principally attributable to the hiring of additional personnel. Software development costs capitalized under FAS 86 for the three months ended March 31, 1995 amounted to $87,000, while amortization of previously capitalized software amounted to $66,000, as compared to capitalizations of $9,000 and amortization expense of $8,000 for the three months ended March 31, 1994. The Company expects to increase its research and development expenses in 1995 to keep pace with the technological needs of the marketplace.

Equity in the loss of the Japanese joint venture, which represents the Company's 50% share of the joint venture's income or loss, increased to $312,000 for the three months ended March 31, 1995 as compared to $83,000 in the three months ended March 31, 1994. The operating results of the Japanese joint venture were negatively impacted when a large deal was not completed as expected in the first quarter. The Company received no royalties from the Japanese joint venture in the three months ended March 31, 1995 as compared to $43,000 in the three months ended March 31, 1994. While the Company expects that the Japanese joint venture will be profitable in 1995, the joint venture is at an early stage in its development. As a result, there can be no assurance that it will become profitable, nor can there be any assurance that operating results of the joint venture will not vary significantly from quarter to quarter.


Liquidity and Capital Resources
-------------------------------

As of March 31, 1995, the Company's cash and cash equivalents decreased to $426,000 from $1,693,000 at December 31, 1994. This decrease was primarily the result of an increase in accounts receivable, as the Company's sales patterns, as well as its customers' buying patterns, are weighted towards the last month of the quarter.

The Company has financed operations to date through operating cash flow, its bank line of credit, and through a private equity placement. Operations in 1993 and most of 1994 were financed through operating cash flow. The Company completed a two-step private equity placement in November 1994 in which it issued bridge notes in the amount of $3,500,000 and issued Series A Convertible Preferred Stock in the amount of $6,000,000. A portion of the proceeds from the Series A Convertible Preferred Stock financing was used to repay the bridge notes.

In February 1995, the Company renegotiated its bank line of credit (which was executed in March 1995) which has a demand line of credit of $2,000,000 and a revolving equipment line of $1,000,000. Availability under the demand line of credit is based on a percentage of qualified accounts receivable. Borrowings outstanding on December 31, 1995 under the revolving equipment line convert to a two-year term note. Interest on the demand line of credit accrues at the prime rate, and interest on the revolving equipment line accrues at prime plus one-quarter percent. As of March 31, 1995, aggregate borrowings under the line of credit amounted to $800,000, which were principally used to finance approximately $760,000 in additions to property and equipment due to the hiring of additional personnel, the acquisition of new computer equipment and regional office buildouts.

On April 13, 1995, the Company completed its initial public offering of common stock by issuing 1,700,000 common shares in exchange for net proceeds of approximately $23,000,000. Upon completion of the public offering, the 1,428,571 shares of Series A Convertible Preferred Stock were automatically converted to 999,998 common shares.

While the Company believes that the net proceeds from the initial public offering, borrowings under its line of credit facility and cash flow from operations will be adequate to meet its planned capital requirements for the remainder of 1995, acquisition opportunities could require the Company to seek additional capital prior to such time. There is no assurance that, if the Company seeks additional financing, such financing will be available upon acceptable terms, if at all.

                          PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.
-----------------------------------------

  A. Exhibits

      Exhibit 10.1 - Loan and Security Agreement with State Street Bank and
                     Trust Company (previously filed with the Company's Form 10-Q as filed with the Security and Exchange Commission on May 26, 1995)

      Exhibit 11.1 - Statement regarding computation of Net Income (Loss)
                     Per Share (restated)

  B. Reports on Form 8-K

      None.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.


                                       OPEN ENVIRONMENT CORPORATION

Date:  October 10, 1996                By:  /s/ Phillip R. Copeland
                                            ------------------------------------
                                            Phillip R. Copeland,
                                            Acting Chief Executive Officer
                                            (Principal Executive Officer)


                                       By:  /s/ James J. Driscoll
                                            ------------------------------------
                                            James J. Driscoll,
                                            Vice President of Finance
                                            (Principal Financial Officer and
                                            Principal Accounting Officer)