Form 10-Q/A
period 1995-06-30
OPEN ENVIRONMENT CORP
filed 1996-10-11
CIK 940033

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

                  For the quarterly period ended June 30, 1995

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

The Registrant had 7,009,270 shares of Common Stock, $.01 par value, outstanding as of August 8, 1995.

================================================================================

                          OPEN ENVIRONMENT CORPORATION

                        QUARTERLY REPORT ON FORM 10-Q/A
                       FOR THE PERIOD ENDED JUNE 30, 1995
                                     Index

                                                                Page
                                                                ----
PART I - Financial Information


ITEM 1. Financial Statements

          Consolidated Balance Sheets as of June 30, 1995
            and December 31, 1994 (restated)                      1

          Consolidated Statements of Operations for the three
            months ended June 30, 1995 and 1994 and the six
            months ended June 30, 1995 and 1994 (restated)        2

          Consolidated Statements of Cash Flows for the six
            months ended June 30, 1995 and 1994 (restated)        3

          Notes to Consolidated Financial Statements (restated)   4

ITEM 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations, as Amended       6

PART II - Other Information

ITEM 6. Exhibits and Reports on Form 8-K                          9

SIGNATURES                                                       10

                         PART I. FINANCIAL INFORMATION

     ITEM 1.  Financial Statements


                  OPEN ENVIRONMENT CORPORATION AND SUBSIDIARY
                          Consolidated Balance Sheets

                                                     June 30,      December 31,
                                                       1995           1994
                                                   -----------    --------------
                                                                    (Restated)
ASSETS
Current assets:
   Cash and cash equivalents                       $10,149,843    $ 1,693,118
   Marketable securities                            11,931,293         94,589
   Accounts receivable, net                          7,643,811      3,869,596
   Prepaid expenses and other current assets         1,427,315        606,511
                                                   -----------    ------------
      Total current assets                          31,152,262      6,263,814

Property and equipment, net                          2,757,475      2,049,392
Capitalized software costs, net                        459,136        427,879
Investment in and advances to joint venture            461,544        387,862
Deferred income taxes                                  131,349        137,362
Other assets                                           526,959        209,349
                                                   -----------    -----------
                                                   $35,488,725    $ 9,475,658
                                                   ===========    ===========

LIABILITIES
Current liabilities:
   Notes payable                                   $ 1,362,203
   Accounts payable and accrued expenses             3,483,480    $ 2,828,470
   Advance billings and customer deposits              553,840        640,833
   Deferred maintenance revenue                        682,453        780,345
   Income taxes payable                                595,696        269,260
   Current portion of capital lease obligations        217,685        245,489
                                                   -----------    -----------
      Total current liabilities                      6,895,357      4,764,397

Deferred income taxes                                                 172,270
Obligations under capital leases, less                 116,197        206,089
   current portion
Series A Convertible Preferred Stock                                5,854,332

Common stockholders' equity (deficiency)
   Common stock                                         79,102         51,754
   Additional paid-in capital                       29,692,192        777,126
   Retained earnings                                 2,205,877      1,149,690
   Treasury stock                                   (3,500,000)    (3,500,000)
                                                   -----------    -----------
      Total common stockholders' equity
        (deficiency)                                28,477,171     (1,521,430)
                                                   -----------    -----------
                                                   $35,488,725    $ 9,475,658
                                                   ===========    ===========

The accompanying notes are an integral part of these financial statements.

                  OPEN ENVIRONMENT CORPORATION AND SUBSIDIARY
                     Consolidated Statements of Operations

                                               Three Months Ended June 30     Six Months Ended June 30

                                                   1995         1994             1995          1994
                                               -----------  ------------    -------------  ------------
                                                (Restated)                    (Restated)
Revenues
  Software                                     $5,714,412    $2,177,177      $10,350,944    $3,476,721
  Maintenance and service fees                  1,556,935       609,111        2,877,426       979,728
  Education and training                          539,811     1,157,372        1,054,472     2,881,954
                                               -----------  ------------    ------------   ------------
    Total revenues                              7,811,158     3,943,660       14,282,842     7,338,403

Cost of revenues
  Cost of software, maintenance
    and services                                1,384,464     1,102,784        2,349,670     1,821,705
  Cost of education and training                  396,898       619,440          799,028     1,192,193
                                               -----------  ------------    -------------  ------------
    Total cost of revenues                      1,781,362     1,722,224        3,148,698     3,013,898
                                               -----------  ------------    -------------  ------------

Gross profit                                    6,029,796     2,221,436       11,134,144     4,324,505

Operating expenses
  Selling and marketing                         3,073,036     1,557,394        5,698,190     2,628,988
  General and administrative                      933,776       529,244        1,685,320       960,292
  Research and development                      1,051,966       171,017        2,007,997       765,703
                                               -----------  ------------    -------------  ------------
    Total operating expenses                    5,058,778     2,257,655        9,391,507     4,354,983
                                               -----------  ------------    -------------  ------------

Operating income (loss)                           971,018       (36,219)       1,742,637       (30,478)
Equity in income (loss) of joint
  venture                                          38,741        54,651         (273,643)      (27,917)
Other income (expense), net                       189,957        63,364          197,410        81,897
                                               -----------  ------------    -------------  ------------
Income before income taxes                      1,199,716        81,796        1,666,404        23,502
Provision for income taxes                        350,947        10,535          468,372        22,018
                                               -----------  ------------    -------------  ------------

Net income                                     $  848,769    $   71,261      $ 1,198,032    $    1,484
                                               ===========  ============    =============  ============

Net income per share                                $0.10         $0.01            $0.16         $0.00
                                               ===========  ============    =============  ============

Dividends                                      $  141,844                    $   141,844
                                               ===========                  =============

Dividends per share                                 $0.02                          $0.02
                                               ===========                  =============

Weighted average shares
  outstanding                                   8,341,663     6,681,671        7,616,507     6,088,887
                                               ===========  ============    =============  ============

The accompanying notes are an integral part of these financial statements.

                  OPEN ENVIRONMENT CORPORATION AND SUBSIDIARY
                     Consolidated Statements of Cash Flows


                                                                         Six Months Ended June 30
                                                                            1995            1994
                                                                        ------------    ------------
                                                                         (Restated)
Operating activities
Net income                                                              $ 1,198,032     $     1,484
Adjustments to net income
 Depreciation                                                               604,311         209,871
 Amortization of capitalized software                                       135,571          59,728
 Allowance for doubtful accounts                                            131,349
 Equity in loss of joint venture                                            273,643          27,917
 Deferred income taxes                                                     (223,703)         (6,502)
 Changes in operating assets and liabilities
   Accounts receivable                                                   (3,957,674)        183,499
   Prepaid expenses and other current assets                               (577,523)       (306,871)
   Due from joint venture                                                  (197,114)        (98,819)
   Other assets                                                            (282,098)        (25,755)
   Accounts payable and accrued expenses                                    763,808         811,750
   Advance billings and customer deposits                                   (64,204)         42,173
   Deferred maintenance revenue                                             (92,922)        (14,425)
   Income taxes payable                                                     337,204        (101,674)
   Due to related party                                                      (2,347)       (168,586)
                                                                        ------------    ------------
Net cash provided by (used in) operating activities                      (1,953,667)        613,790

Investing activities
Purchase of marketable securities                                       (19,899,170)        (85,788)
Proceeds from maturity of marketable securities                           8,055,212
Investment in and advances to joint ventures                               (384,537)       (264,005)
Purchase of property and equipment                                       (1,336,659)       (630,307)
Additions to capitalized software                                          (166,828)       (352,128)
                                                                        ------------    ------------
Net cash used in investing activities                                   (13,731,982)     (1,332,228)

Financing activities
Net proceeds of notes payable to bank                                     1,362,203         160,000
Repayment of capital lease obligations                                     (117,696)        (27,751)
Net proceeds from issuance of common stock                               22,996,104         273,481
Dividends paid                                                             (141,844)
Exercise of stock options                                                    91,978          80,218
                                                                        ------------    ------------
Net cash provided by financing activities                                24,190,745         485,948
                                                                        ------------    ------------

Effect of exchange rates on cash                                            (48,371)         32,074

Net increase (decrease) in cash and equivalents                           8,456,725        (200,416)
Cash and equivalents at beginning of period                               1,693,118         918,409
                                                                        ------------    ------------
Cash and equivalents at end of period                                   $10,149,843        $717,993
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

The following summarizes the effect of the restatement on the consolidated financial statements of the Company for the periods presented:

                                               Three Months Ended June 30, 1995         Six Months Ended June 30, 1995
                                               As Reported             Restated         As Reported           Restated
                                               -----------             --------         -----------           --------
Revenues                                       7,478,908               7,811,158        13,671,482           14,282,842
Cost of software, maintenance and services     1,364,529               1,384,464         2,312,988            2,349,670
Selling and marketing expenses                 3,043,133               3,073,036         5,643,167            5,698,190
Provision for income taxes                       277,519                 350,946           333,263              468,373
Gross profit                                   5,717,481               6,029,796        10,559,466           11,134,144
Net income                                       639,784                 848,769           813,487            1,198,032
Net income per share                                 .08                     .10               .11                  .16
Accounts receivable                            7,643,811               7,643,811         7,643,811            7,643,811
Total assets                                  35,488,725              35,488,725        35,488,725           35,488,725
Accounts payable and accrued expenses          3,483,480               3,483,480         3,483,480            3,483,480
Income taxes payable                             595,696                 595,696           595,696              595,696
Stockholders' equity                          28,477,171              28,477,171        28,477,171           28,477,171


2.  Acquisition of Jarah Technologies



On August 31, 1995 the Company issued 408,000 shares of Common Stock in exchange for all outstanding shares of the capital stock of Jarrah Technologies Pty Ltd. ("Jarrah Technologies"). The acquisition was accounted for as a pooling of interests and accordingly, the accompanying consolidated financial statements of the Company have been restated to include the accounts and operations of Jarrah Technologies for all periods prior to the acquisition. Quarterly results of operations differ from those previously reported due to the inclusion of the following amounts related to Jarrah Technologies:


                                      Three months ended June 30                   Six months ended June 30
                                       1995                1994                   1995                 1994
                                       ----                ----                   ----                 ----
Total revenues                    $ 1,396,594           $ 1,204,114           $ 2,396,795           $ 2,143,728
Gross profit                          619,928               454,173             1,089,157               869,420
Income (loss) from
 operations                            55,719                71,771                69,088               220,128
Net income (loss)                     111,706                62,783               185,075               200,528

3.  Consolidated Financial Statement Information

Initial Public Offering

On April 13, 1995 the Company completed its initial public offering of common stock whereby 3,162,500 shares were sold to the public in exchange for net proceeds of approximately $44,000,000. Of these amounts, the Company issued 1,700,000 shares in exchange for net proceeds of approximately $23,000,000.

Net Income Per Share

Net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during each period. Included in these amounts are dilutive common stock options and 1,428,571 shares of Series A Convertible Preferred Stock which automatically converted upon the closing of the initial public offering into 999,998 shares of common stock. Fully diluted and primary earnings per share data are the same for each period presented.

Investment Securities

All of the Company's investment securities are classified as held-to-maturity. Investment securities at June 30, 1995 consisted of U.S. Treasury securities and obligations of U.S. government agencies of $15,849,000, tax-exempt mutual and money market funds of $2,283,000 and 90-day bank notes of $2,076,000. Investment securities at December 31, 1994 consisted of $1,000,000 of 30-day bank notes. Investment securities with maturities of greater than 90 days at date of purchase, which consisted of U.S. Treasury securities and obligations of U.S. government agencies in the amount of $11,863,000 at June 30, 1995, are classified as marketable securities.

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

Results of Operations
---------------------

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

The following summarizes the effect of the restatement on the consolidated financial statements of the Company for the periods presented:


                                  Three Months Ended June 30, 1995               Six Months Ended June 30, 1995
                                  As Reported              Restated              As Reported            Restated
                                  -----------              --------              -----------            --------
Revenues                          7,478,908                7,811,158             13,671,482            14,282,842
Cost of software, maintenance
 and services                     1,364,529                1,384,464              2,312,988             2,349,670
Gross profit                      5,717,481                6,029,796             10,559,466            11,134,144
Selling and marketing expenses    3,043,133                3,073,036              5,643,167             5,698,190
Provision for income taxes          277,519                  350,946                333,263               468,373
Net income                          639,784                  848,769                813,487             1,198,032
Net income per share                    .08                      .10                    .11                   .16
Accounts receivable               7,643,811                7,643,811              7,643,811             7,643,811

Total assets                     35,488,725               35,488,725             35,488,725            35,488,725
Accounts payable and
 accrued expenses                 3,483,480                3,483,480              3,483,480             3,483,480
Income taxes payable                595,696                  595,696                595,696               595,696
Stockholders' equity             28,477,171               28,477,171             28,477,171            28,477,171

Total revenues increased 98% to $7,811,000 in the three months ended June 30, 1995 from $3,944,000 in the three months ended June, 1994. For the six months ended June 30, 1995, total revenues increased 95% to $14,283,000 from $7,338,000 in the six months ended June 30, 1994.

The revenue increases were largely attributable to software license fees, which increased to $5,714,000 in the three months ended June 30, 1995 from $2,177,000 in the three months ended June 30, 1994, and to $10,351,000 in the six months ended June 30, 1995 from $3,477,000 in the six months ended June 30, 1994. Software revenues accounted for 72% of total revenues for the six months ended June 30, 1995 as compared to 47% for the six months ended June 30, 1994. Also contributing to the increase in total revenues were increases in maintenance and service fees, which increased to $1,557,000 in the three months ended June 30, 1995 from $609,000 in the three months ended June 30, 1994, and to $2,877,000 in the six months ended June 30, 1995 from $980,000 in the six months ended June 30, 1994. These increases reflect growing market awareness and acceptance of the Company's software products as well as a broadening of the Company's installed base.

These increases were partially offset by a decrease in education revenues to $540,000 in the three months ended June 30, 1995 from $1,157,000 in the three months ended June 30, 1994, and to $1,054,000 in the six months ended June 30, 1995 from $2,882,000 in the six months ended June 30, 1994. These decreases are consistent with the Company's shift away from the use of education to further market awareness to the use of education as technical training for software licensing.


International revenue accounted for $3,393,000 (43%) of total net revenues for the three months ended June 30, 1995, as compared to $2,011,000 (51%) for the three months ended June 30, 1994, and $6,361,000 (44%) for the six months ended June 30, 1995 as compared to $3,468,000 (47%) for the six months ended June 30, 1994. This increase is attributable to a combination of direct and channel sales to international customers as the Company continues to enter additional markets to expand its operations outside of the United States. The Company believes that international sales will continue to represent a significant portion of the Company's net revenue. However, the percentage of revenue derived from international sales will likely fluctuate based on the timing of orders from international customers and resellers and the addition of new international customers and resellers.


Costs of sales increased to $1,781,000 for the three months ended June 30, 1995 from $1,722,000 for the three months ended June 30, 1994, and gross margins improved to 77% for the three months ended June 30, 1995 from 56% for the three months ended June 30, 1994. Gross margins improved on a year-to-date basis to 78% for the six months ended June 30, 1995 as compared to 59% for the six months ended June 30, 1994. These improvements reflect the product shift from the lower-margin education business (24% gross margin in the six months ended June 30, 1995) to the higher-margin software and services business (82% gross margin in the six months ended June 30, 1995).


Selling and marketing expenses increased to $3,073,000 in the three months ended June 30, 1995 from $1,557,000 in the three months ended June 30, 1994, and to $5,698,000 in the six months ended June 30, 1995 from $2,629,000 in the six months ended June 30, 1994. Selling and marketing expenses represent 40% of total revenues for the six months ended June 30, 1995 as compared to 36% for the six months ended June 30, 1994. These increases are the result of the hiring of additional personnel and increased marketing programs as the Company develops a qualified direct sales force, builds its marketing channels and increases its promotional activities to broaden market awareness. The Company expects to continue to invest a significant amount of its resources in its selling and marketing efforts.

General and administrative expenses increased to $934,000 in the three months ended June 30, 1995 from $529,000 in the three months ended June 30, 1994 and to $1,685,000 in the six months ended June 30, 1995 from $960,000 in the six months ended June 30, 1994. However, general and administrative expenses decreased as a percentage of revenues to 12% in the six months ended June 30, 1995 as compared to 13% in the six months ended June 30, 1994. This percentage decrease reflects the semi-fixed nature of these expenses, as well as the economies of scale the Company achieves as its customer base and revenues expand.

Research and development expenses increased to $1,052,000 in the three months ended June 30, 1995 from $171,000 in the three months ended June 30, 1994, and to $2,008,000 in the six months ended June 30, 1995 from $766,000 in the six months ended June 30, 1994. These increases reflect significant personnel increases in the research and development department as well as fluctuations in net capitalization of software development costs under FAS 86. Software development costs capitalized for the three months ended June 30, 1994 amounted to $90,000, while amortization of previously capitalized software amounted to $80,000, as compared to capitalizations of $343,000 and amortization expense of $60,000 for the three months ended June 30, 1994. Software development costs capitalized under FAS 86 for the six months ended June 30, 1995 amounted to $177,000, while amortization of previously capitalized software amounted to $146,000, as compared to capitalizations of $363,000 and amortization expense of $52,000 for the six months ended June 30, 1994. The Company expects to continue to increase its research and development expenses in 1995 to keep pace with the technological needs of the marketplace.

Equity in the income of the Japanese joint venture, which represents the Company's 50% share of the joint venture's income or loss, decreased to $39,000 for the three months ended June 30, 1995 as compared to $55,000 in the three months ended June 30, 1994. On a year-to-date basis, the Company's equity in the loss of the joint venture amounted to $274,000 for the six months ended June 30, 1995 as compared to $28,000 in the six months ended June 30, 1994. The operating results of the Japanese joint venture were negatively impacted in the first quarter of 1995 when a significant transaction was not completed as anticipated. The Company received royalties from the Japanese joint venture amounting to $352,000 in the six months ended June 30, 1995 as compared to $329,000 in the three months ended June 30, 1994. The joint venture is at an early stage in its development, and as a result, there can be no assurance that it will become profitable, nor can there be any assurance that operating results of the joint venture will not vary significantly from quarter to quarter.

Other income increased to $190,000 in the three months ended June 30, 1995 and $197,000 for the six months ended June 30, 1995 from $63,000 in the three months ended June 30, 1994 and $82,000 for the six months ended June 30, 1994. This increase reflects the investment of the net proceeds from the initial public offering of the Company's stock in April 1995.


Income taxes for the six months ended June 30, 1996 were provided at the Company's estimated effective tax rate of 28%. The effective rate is expected to increase slightly from the overall effective rate in fiscal 1994 of 27% due to the diminishing impact of available R&D credits.

Liquidity and Capital Resources
-------------------------------

As of June 30, 1995, the Company's cash and cash equivalents increased to $10,150,000 from $1,693,000 at December 31, 1994, and the Company also held marketable securities amounting to $11,931,000 at June 30, 1995. The increase in cash and cash equivalents and marketable securities was primarily the result of the initial public offering of the Company's common stock, which was completed on April 13, 1995.

Prior to the initial public offering, the Company had financed operations through operating cash flow, its bank line of credit, and through a private equity placement. Operations in 1993 and most of 1994 were financed through operating cash flow. The Company completed a two-step private equity placement in November 1994 in which it issued bridge notes in the amount of $3,500,000 and issued Series A Convertible Preferred Stock in the amount of $6,000,000. A portion of the proceeds from the Series A Convertible Preferred Stock financing was used to repay the bridge notes.

In February 1995, the Company renegotiated its bank line of credit (which was executed in March 1995) which has a demand line of credit of $2,000,000 and a revolving equipment line of $1,000,000. Availability under the demand line of credit is based on a percentage of qualified accounts receivable. Borrowings outstanding on December 31, 1995 under the revolving equipment line convert to a two-year term note. Interest on the demand line of credit accrues at the prime rate, and interest on the revolving equipment line accrues at prime plus one-quarter percent. As of June 30, 1995, aggregate borrowings under the line of credit amounted to $1,300,000, which were principally used to finance approximately $1,293,000 in additions to property and equipment due to the hiring of additional personnel, the acquisition of new computer equipment and regional office buildouts.

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

                          PART II.  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K
------------------------------------------

  A.  Exhibits

        Exhibit 11.1 - Statement regarding computation of Net Income (Loss) Per Share (restated)


  B. Reports on Form 8-K

        None.

                                  SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

                                OPEN ENVIRONMENT CORPORATION

Date:  October 10, 1996         By:  /s/ Philip R. Copeland
                                    --------------------------------------------
                                    Philip R. Copeland, Acting Chief Executive
                                    Officer
                                    (Principal Executive Officer)


                                By:  /s/ James J. Driscoll
                                    --------------------------------------------
                                    James J. Driscoll, Vice President of Finance
                                    (Principal Financial Officer and Principal
                                    Accounting Officer)