Form 10-Q/A
period 1995-09-30
OPEN ENVIRONMENT CORP
filed 1996-10-11
CIK 940033

===============================================================================

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

               For the quarterly period ended September 30, 1995

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

     The Registrant had 7,445,466 shares of Common Stock, $.01 par value, outstanding as of November 9, 1995.

===============================================================================

                          OPEN ENVIRONMENT CORPORATION

                        QUARTERLY REPORT ON FORM 10-Q/A
                    FOR THE PERIOD ENDED SEPTEMBER 30, 1995
                                     Index

                                                               Page
                                                               ----
PART I - Financial Information

ITEM 1.  Condensed Consolidated Financial Statements

        Condensed Consolidated Balance Sheets as of
          September 30, 1995 and December 31, 1994
          (restated)                                            1

        Condensed Consolidated Statements of Income
          for the three months ended September 30, 1995
          and 1994 and the nine months ended
          September 30, 1995 and 1994 (restated)                2

        Condensed Consolidated Statements of Cash Flows
          for the nine months ended September 30, 1995
          and 1994 (restated)                                   3

        Notes to Condensed Consolidated Financial
          Statements (restated)                                 4

ITEM 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations, as Amended       7

PART II - Other Information                                    10

ITEM 6.  Exhibits and Reports on Form 8-K

Signatures                                                     11

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements

             OPEN ENVIRONMENT CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Balance Sheets

                                                                                        September 30,       December 31,
                                                                                            1995               1994
                                                                                        -------------       ------------
                                                                                                             (Restated)
ASSETS
Current assets:
  Cash and cash equivalents                                                               $ 5,740,021        $ 1,693,118
  Marketable securities                                                                    13,725,774             94,589
  Accounts receivable, net                                                                 11,151,849          3,869,596
  Prepaid expenses and other current assets                                                   913,460            606,511
                                                                                        -------------       ------------
    Total current assets                                                                   31,531,104          6,263,814

Property and equipment, net                                                                 3,306,439          2,049,392
Capitalized software costs, net                                                               655,370            427,879
Investment in and advances to joint ventures                                                1,327,590            387,862
Deferred income taxes                                                                          64,842            137,362
Other assets                                                                                  615,031            209,349
                                                                                        -------------       ------------
                                                                                          $37,500,376        $ 9,475,658
                                                                                        =============       ============

LIABILITIES
Current liabilities:
  Notes payable                                                                           $ 1,845,726
  Accounts payable and accrued expenses                                                     4,148,794        $ 2,828,470
  Advance billings and customer deposits                                                      501,219            640,833
  Deferred maintenance revenue                                                                914,267            780,345
  Income taxes payable                                                                        651,669            269,260
  Current portion of capital lease obligations                                                198,310            245,489
                                                                                        -------------       ------------
    Total current liabilities                                                               8,259,985          4,764,397

Deferred income taxes                                                                                            172,270
Obligations under capital leases, less current portion                                         75,347            206,089
Series A Convertible Preferred Stock                                                                           5,854,332

Common stockholders' equity (deficiency)
  Common stock                                                                                 80,270             51,754
  Additional paid-in capital                                                               30,111,920            777,126
  Retained earnings                                                                         2,472,854          1,149,690
  Treasury stock                                                                           (3,500,000)        (3,500,000)
                                                                                        -------------       ------------
    Total common stockholders' equity (deficiency)                                         29,165,044         (1,521,430)
                                                                                        -------------       ------------
                                                                                          $37,500,376        $ 9,475,658
                                                                                        =============       ============

The accompanying notes are an integral part of these financial statements.

                 OPEN ENVIRONMENT CORPORATION AND SUBSIDIARIES
                  Condensed Consolidated Statements of Income


                                                                Three Months Ended                    Nine Months Ended
                                                                   September 30,                         September 30,
                                                              1995             1994                 1995               1994
                                                          ------------     ------------         -------------      -------------
                                                           (Restated)                            (Restated)

Revenues
 Software                                                  $5,876,290       $3,542,378           $16,227,234        $ 7,019,100
 Maintenance and service fees                               1,612,988        1,011,968             4,490,413          1,991,696
 Education and training                                       507,587          744,111             1,562,059          3,626,065
                                                          ------------     ------------         -------------      -------------
  Total revenues                                            7,996,865        5,298,457            22,279,706         12,636,861
                                                          ------------     ------------         -------------      -------------

Cost of revenues
 Cost of software, maintenance and services                 1,427,741        1,113,580             3,777,411          2,935,294
 Cost of education and training                               385,756          479,881             1,184,784          1,672,075
                                                          ------------     ------------         -------------      -------------
  Total cost of revenues                                    1,813,497        1,593,461             4,962,195          4,607,369
                                                          ------------     ------------         -------------      -------------

Gross profit                                                6,183,368        3,704,996            17,317,511          8,029,492

Operating expenses
 Selling and marketing                                      3,240,681        2,123,842             8,938,871          4,752,830
 General and administrative                                   974,491          618,579             2,659,810          1,578,871
 Research and development                                   1,103,552          567,792             3,111,550          1,333,495
 Special one-time charge related to acquisition
  of Jarrah Technologies Pty. Ltd.                            678,655                                678,655
                                                          ------------     ------------         -------------      -------------
  Total operating expenses                                  5,997,379        3,310,213            15,388,886          7,665,196
                                                          ------------     ------------         -------------      -------------

Operating income                                              185,989          394,783             1,928,625            364,296
Equity in loss of joint venture                                                (34,844)             (273,643)           (62,761)
Other income (expense), net                                   249,989            4,683               447,398             86,579
                                                          ------------     ------------         -------------      -------------
Income before income taxes                                    435,978          364,622             2,102,380            388,114
Provision for income taxes                                    169,000           85,507               637,372            107,525
                                                          ------------     ------------         -------------      -------------

Net income                                                 $  266,978       $  279,115           $ 1,465,008        $   280,589
                                                          ============     ============         =============      =============

Net income per share                                            $0.03            $0.04                 $0.18              $0.04
                                                          ============     ============         =============      =============

Dividends                                                                                           $141,844
                                                                                                =============

Dividends per share                                                                                    $0.02
                                                                                                =============

Weighted average shares outstanding                         8,572,125        6,737,039             7,919,327          6,322,948
                                                          ============     ============         =============      =============

The accompanying notes are an integral part of these financial statements.

              OPEN ENVIRONMENT CORPORATION AND SUBSIDIARIES
             Condensed Consolidated Statements of Cash Flows


                                                                                              Nine Months Ended September 30,
                                                                                                1995                 1994
                                                                                           --------------       --------------
                                                                                             (Restated)
Operating activities
Net income                                                                                   $1,465,008             $280,589
Adjustments to net income
  Depreciation                                                                                  991,197              402,486
  Amortization of capitalized software                                                          212,162              129,933
  Allowance for doubtful accounts                                                               221,848               17,464
  Equity in loss of joint venture                                                               267,246               62,761
  Deferred income taxes                                                                        (187,935)             (64,231)
  Changes in operating assets and liabilities
    Accounts receivable                                                                      (7,512,926)            (629,210)
    Prepaid expenses and other current assets                                                  (215,877)            (328,656)
    Other assets                                                                               (403,154)             (33,522)
    Accounts payable and accrued expenses                                                     1,324,204            1,291,712
    Advance billings and customer deposits                                                     (140,418)            (276,278)
    Deferred maintenance revenue                                                                138,201              259,387
    Income taxes payable                                                                        403,148              (46,115)
    Due to related party                                                                         (2,347)             (76,335)
                                                                                           --------------       --------------
Net cash provided by (used in) operating activities                                          (3,439,643)             989,985

Investing activities
Purchase of marketable securities                                                           (35,896,244)             (51,815)
Proceeds from maturities of marketable securities                                            22,261,984
Investment in and advances to joint ventures                                                 (1,206,474)            (434,692)
Purchase of property and equipment                                                           (2,254,530)            (861,237)
Additions to capitalized software                                                              (438,990)            (369,157)
                                                                                           --------------       --------------
Net cash used in investing activities                                                       (17,534,254)          (1,716,901)

Financing activities
Net proceeds of notes payable to bank                                                         1,845,726               60,000
Repayment of capital lease obligations                                                         (177,921)             (81,224)
Net proceeds from issuance of common stock                                                   22,879,165              392,000
Repayment of stockholder notes                                                                                        77,482
Dividends paid                                                                                 (141,844)
Exercise of stock options                                                                       629,813               81,967
                                                                                           --------------       --------------
Net cash provided by financing activities                                                    25,034,939              530,225
                                                                                           --------------       --------------

Effect of exchange rates on cash                                                                (14,139)              32,656

Net increase (decrease) in cash and equivalents                                               4,046,903             (164,035)
Cash and equivalents at beginning of period                                                   1,693,118              918,409
                                                                                           --------------       --------------

Cash and equivalents at end of period                                                        $5,740,021             $754,374
                                                                                           ==============       ==============

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

The following summarizes the effect of the restatement on the consolidated financial statements of the Company for the period presented:

                                         As Reported              Restated
                                         -----------              --------
Nine months ended September 30, 1995
  Revenues                            $  21,668,346            $  22,279,706
  Cost of software, maintenance and
   services                               3,740,729                3,777,411
  Gross profit                           16,742,833               17,317,511
  Selling and marketing expenses          8,883,848                8,938,871
  Provision for income taxes                502,263                  657,373
  Net income                              1,080,463                1,465,008
  Net income per share                          .14                      .18
  Accounts receivable                    11,151,849               11,151,849

  Total assets                           37,500,376               37,500,376
  Accounts payable and
   accrued expenses                       4,148,794                4,148,794
  Income taxes payable                      651,669                  651,669
  Stockholders' equity                $  29,165,044            $  29,165,044


2.  Acquisition of Jarrah Technologies Pty. Limited

On August 31, 1995, the Company issued 408,000 shares of its common stock in exchange for all outstanding shares of the capital stock of Jarrah Technologies Pty. Limited ("Jarrah Technologies"), an Australian corporation. The acquisition was accounted for as a pooling of interests and, accordingly, the accompanying consolidated financial statements of the Company have been restated to include the accounts and operations of Jarrah Technologies for all periods prior to the acquisition. The Company recorded a special one-time charge of approximately $679,000 in the period ended September 30, 1995 for expenses related to the acquisition. Charges included professional fees and charges for regulatory and filing matters ($265,000), travel costs ($222,000), marketing and collaterals ($139,000), lease termination costs and miscellaneous other costs ($53,000). Substantially all of these charges were incurred prior to September 30, 1995. Separate results of the combining entities for the three and nine months ended September 30, 1994 are as follows:

                                                                    Three months ended               Nine months ended
                                                                    September 30, 1994              September 30, 1994
                                                                -------------------------      --------------------------
         Total revenues:
           Open Environment Corporation                                  $4,039,449                     $ 9,234,125
           Jarrah Technologies                                            1,259,008                       3,402,736
                                                                -------------------------      --------------------------
             Total                                                       $5,298,457                     $12,636,861
                                                                =========================      ==========================

         Net income (loss):
           Open Environment Corporation                                    $160,156                        ($38,889)
           Jarrah Technologies                                              118,959                         319,478
                                                                -------------------------      --------------------------
             Total                                                         $279,115                        $280,589
                                                                =========================      ==========================

         Net income (loss) per share:
           Open Environment Corporation                                     $0.02                            ($0.01)
           Jarrah Technologies                                               0.02                              0.05
                                                                -------------------------      --------------------------
             Total                                                          $0.04                             $0.04
                                                                =========================      ==========================


4.  Consolidated Financial Statement Information

Initial Public Offering

On April 13, 1995, the Company completed its initial public offering of common stock whereby 3,162,500 shares were sold to the public in exchange for net proceeds of approximately $44,000,000. Of these amounts, the Company issued 1,700,000 shares in exchange for net proceeds of approximately $23,000,000.

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

Investment Securities

All of the Company's investment securities are classified as held-to-maturity. Investment securities are deemed to be held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Investment securities at September 30, 1995 consisted of U.S. Treasury securities and obligations of U.S. government agencies of $14,658,000, tax-exempt mutual and money market funds of $866,000 and 90-day bank notes of $2,106,000. Investment securities at December 31, 1994 consisted of $1,000,000 of 30-day bank notes. Investment securities with maturities of greater than 90 days at date of purchase, which consisted of U.S. Treasury securities and obligations of U.S. government agencies in the amount of $13,653,000 at September 30, 1995, are classified as marketable securities.

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

5.  Investment in and Advances to Joint Ventures

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

On September 30, 1995, the Company sold 30.5% of the outstanding voting common stock of the joint venture to its joint venture partner for $488,000, which approximated the Company's cost basis in the joint venture. As a result, the Company currently owns 19.5% of the voting common stock of the joint venture. The Company will account for its remaining investment in the joint venture using the cost method. At September 30, 1995, investment in and advances to joint ventures consisted of the amount due from the Japanese joint venture partner for the sale proceeds of $488,000, investment in and advances to the Japanese joint venture of $747,000, and investments in other miscellaneous joint ventures of $93,000.


6.  Related Party Transactions

The Company entered into a reseller agreement with Cambridge Technology Group, Inc. ("CTG"). CTG is principally owned by the Company's Chairman of the Board and stockholder. Under the terms of the Reseller Agreement, as amended, CTG was appointed as a non-exclusive reseller of the Company's products in the U.S. and Canada effective February 1, 1995. Prior to February 1, 1995, CTG did not distribute the Company's products. Pursuant to this agreement, CTG receives a 50% discount from list prices of the Company's software and a 30% discount from list prices on the Company's educational programs. The Company is permitted to cancel the agreement at any time upon payment to CTG of a termination fee equal to $2,500,000 less 20% of aggregate list price value of software products sold by CTG under the reseller agreement. Sales to CTG under this agreement during the three months ended September 30, 1995 amounted to $550,000.

                  OPEN ENVIRONMENT CORPORATION AND SUBSIDIARY

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, as Amended


Introduction
------------

On August 31, 1995, the Company issued 408,000 shares of its common stock in exchange for all outstanding shares of the capital stock of Jarrah Technologies Pty. Limited ("Jarrah Technologies"), an Australian corporation. The acquisition was accounted for as a pooling of interests and, accordingly, the accompanying consolidated financial statements have been restated to include the accounts and operations of Jarrah for all periods prior to the merger.

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

The following summarizes the effect of the restatement on the consolidated financial statements of the Company for the period presented:


                                         As Reported           Restated
                                         -----------           --------
Nine months ended September 30, 1995
  Revenues                             $  21,668,346        $  22,279,706
  Cost of software, maintenance
   and services                            3,740,729            3,777,411
  Gross profit                            16,742,833           17,317,511
  Selling and marketing expenses           8,883,848            8,938,871
  Provision for income taxes                 502,263              657,373
  Net income                               1,080,463            1,465,008
  Net income per share                           .14                  .18
  Accounts receivable                     11,151,849           11,151,849

  Total assets                            37,500,376           37,500,376
  Accounts payable and
   accrued expenses                        4,148,794            4,148,794
  Income taxes payable                       651,669              651,669
  Stockholders' equity                 $  29,165,044        $  29,165,044

Results of Operations
---------------------

Total revenues increased 51% to $7,997,000 in the three months ended September 30, 1995 from $5,298,000 in the three months ended September 30, 1994. For the nine months ended September 30, 1995, total revenues increased 76% to $22,280,000 from $12,637,000 in the nine months ended September 30, 1994.

The revenue increases were largely attributable to software license fees, which increased to $5,876,000 in the three months ended September 30, 1995 from $3,542,000 in the three months ended September 30, 1994, and to $16,227,000 in the nine months ended September 30, 1995 from $7,019,000 in the nine months ended September 30, 1994. Software revenues accounted for 73% of total revenues for the nine months ended September 30, 1995 as compared to 56% for the nine months ended September 30, 1994. Also contributing to the increase in total revenues were increases in maintenance and service fees, which increased to $1,613,000 in the three months ended September 30, 1995 from $1,012,000 in the three months ended September 30, 1994, and to $4,490,000 in the nine months ended September 30, 1995 from $1,992,000 in the nine months ended September 30, 1994. These increases reflect growing market awareness and acceptance of the Company's software products as well as a broadening of the Company's installed base.

These increases were partially offset by a decrease in education revenues to $508,000 in the three months ended September 30, 1995 from $744,000 in the three months ended September 30, 1994, and to $1,562,000 in the nine months ended September 30, 1995 from $3,626,000 in the nine months ended September 30, 1994. These decreases are consistent with the Company's shift away from the use of education to further market awareness to the use of education as technical training for software licensing.

Revenues from Jarrah Technologies and other international customers accounted for $3,544,000 (44%) of total net revenues for the three months ended September 30, 1995, as compared to $1,358,000 (26%) for the three months ended September 30, 1994, and $9,904.000 (46%) for the nine months ended September 30, 1995 as compared to $5,011,000 (40%) for the nine months ended September 30, 1994. This increase is attributable to a combination of direct and channel sales to international customers as the Company continues to enter additional markets to expand its operations outside of the United States. The Company believes that international sales will continue to represent a significant portion of the Company's net revenue. However, the percentage of revenue derived from international sales will likely fluctuate based on the timing of orders from international customers and resellers and the addition of new international customers and resellers.

Cost of revenues increased to $1,813,000 for the three months ended September 30, 1995 from $1,593,000 for the three months ended September 30, 1994, and gross margins improved to 77% for the three months ended September 30, 1995 from 70% for the three months ended September 30, 1994. Gross margins improved on a year-to-date basis to 78% for the nine months ended September 30, 1995 as compared to 64% for the nine months ended September 30, 1994. These improvements reflect the product shift from the lower-margin education business (24% gross margin in the nine months ended September 30, 1995) to the higher-margin software and services business (82% gross margin in the nine months ended September 30, 1995).

Selling and marketing expenses increased to $3,241,000 in the three months ended September 30, 1995 from $2,124,000 in the three months ended September 30, 1994, and to $8,939,000 in the nine months ended September 30, 1995 from $4,753,000 in the nine months ended September 30, 1994. Selling and marketing expenses represent 40% of total revenues for the nine months ended September 30, 1995 as compared to 38% for the nine months ended September 30, 1994. These increases are the result of the hiring of additional personnel and increased marketing programs as the Company continues to develop its direct sales force, build its marketing channels and increase its promotional activities to broaden market awareness. The Company expects to continue to invest a significant amount of its resources in its selling and marketing efforts.

General and administrative expenses increased to $974,000 in the three months ended September 30, 1995 from $619,000 in the three months ended September 30, 1994 and to $2,660,000 in the nine months ended September 30, 1995 from $1,579,000 in the nine months ended September 30, 1994. The increase is largely the result of the addition of infrastructure to support international expansion. However, general and administrative expenses remained consistent as a percentage of revenues at 12% in the three and nine months ended September 30, 1995 as compared to 12% in the three months ended September 30, 1994 and 13% in the nine months ended September 30, 1994.

Research and development expenses increased to $1,104,000 in the three months ended September 30, 1995 from $568,000 in the three months ended September 30, 1994, and to $3,112,000 in the nine months ended September 30, 1995 from $1,333,000 in the nine months ended September 30, 1994. These increases reflect significant personnel increases in the research and development department. Software development costs capitalized under FAS 86 for the three months ended September 30, 1995 amounted to $349,000, while amortization of previously capitalized software amounted to $132,000, as compared to capitalizations of $26,000 and amortization expense of $70,000 for the three months ended September 30, 1994. Software development costs capitalized for the nine months ended September 30, 1995 amounted to $439,000, while amortization of previously capitalized software amounted to $212,000, as compared to capitalizations of $369,000 and amortization expense of $130,000 for the nine months ended September 30, 1994. The increase in software development costs capitalized under FAS 86 for the three months ended September 30, 1995 is due to the development of the Company's Entera Version 3.0 product, which reached the point of technological feasibility in that quarter. The Company expects to continue to increase its research and development expenses to keep pace with the technological needs of the marketplace.

In connection with the acquisition of Jarrah, the Company recorded non-recurring and special charges of $679,000 ($441,000 net of tax) in the three month period ended September 30, 1995. Charges included direct transaction costs and the estimated costs to be incurred in the integration of Jarrah Technologies into the Company.

During the third quarter, the Company sold a portion of its interest in its Japanese joint venture to its joint venture partner. The interest was sold at the Company's original cost basis. The transaction results in the Company now owning 19.5% of the joint venture and accordingly, accounting for the joint venture under the equity method has been discontinued. The Company will continue to recognize royalty revenue from the joint venture, but will no longer recognize any share of the venture's operating income or loss.

Other income increased to $250,000 in the three months ended September 30, 1995 and $447,000 for the nine months ended September 30, 1995 from $5,000 in the three months ended September 30, 1994 and $87,000 for the nine months ended September 30, 1994. These increases reflect the investment of the net proceeds from the initial public offering of the Company's common stock in April 1995.

The Company's effective tax rate increased to approximately 32% for the nine months ended September 30, 1995 from 28% for the nine months ended September 30, 1994 due to the diminishing impact of available R&D credits.

Liquidity and Capital Resources
-------------------------------

As of September 30, 1995, the Company's cash and cash equivalents increased to $5,740,000 from $1,693,000 at December 31, 1994, and the Company also held marketable securities amounting to $13,726,000 at September 30, 1995. The increase in cash and cash equivalents and marketable securities was primarily the result of the initial public offering of the Company's common stock in April 1995.

Prior to the initial public offering, the Company had financed operations through operating cash flow, a bank line of credit, and through a private equity placement. Operations in 1993 and most of 1994 were financed through operating cash flow. The Company completed a two-step private equity placement in November 1994 in which it issued bridge notes in the amount of $3,500,000 and issued Series A Convertible Preferred Stock in the amount of $6,000,000. A portion of the proceeds from the Series A Convertible Preferred Stock financing was used to repay the bridge notes.

In February 1995, the Company renegotiated its bank line of credit (which was executed in March 1995) which has a demand line of credit of $2,000,000 and a revolving equipment line of $1,000,000. Availability under the demand line of credit is based on a percentage of qualified accounts receivable. Borrowings outstanding on December 31, 1995 under the revolving equipment line convert to a two-year term note. Interest on the demand line of credit accrues at the prime rate, and interest on the revolving equipment line accrues at prime plus one-quarter percent. As of September 30, 1995, aggregate borrowings under the line of credit amounted to $1,845,000, which were principally used to finance a portion of the $2,254,000 in property and equipment additions due to the hiring of additional personnel, the acquisition of new computer equipment and regional office buildouts.

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

Dividends paid in 1995 were paid out of Jarrah prior to it becoming a subsidiary of the Company. The Company does not expect to declare or pay dividends to stockholders in the foreseeable future.

                          PART II.  OTHER INFORMATION












Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------

  A. Exhibits

       Exhibit 10.1 - Stock Purchase Agreement dated as of August 30, 1995, by and among Open Environment Corporation, Jarrah Technologies Pty. Limited and Philip Copeland, Elizabeth Copeland and Richard Wallace (incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on September 15, 1995).

       Exhibit 11.1 - Statement regarding computation of Net Income Per Share (restated).


  B. Reports on Form 8-K

       The Company filed a Current Report on Form 8-K dated September 15, 1995 with respect to the acquisition of Jarrah Technologies Pty. Limited, which was Form 8-K was subsequently amended by a Form 8-K/A filed on November 10, 1995.

                                  SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.


                                 OPEN ENVIRONMENT CORPORATION



Date:  October 10, 1996          By: /s/Philip R. Copeland
                                     --------------------------
                                     Philip R. Copeland, Acting Chief Executive
                                      Officer
                                      (Principal Executive Officer)


                                 By: /s/James J. Driscoll
                                     ------------------------
                                     James J. Driscoll, Vice President of
                                     Finance
                                     (Principal Financial Officer and Principal
                                     Accounting Officer)