Form 10-K405/A
period 1995-12-31
OPEN ENVIRONMENT CORP
filed 1996-10-11
CIK 940033

-------------------------------------------------------------------------------

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington,D.C. 20549

                                   FORM 10-K/A

(Mark one)

[X] AMENDMENT NO. 1 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1995


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 For the transition period from _______ to _______.

                        Commission File Number 0-25794

                         OPEN ENVIRONMENT CORPORATION
            (Exact name of registrant as specified in its charter)

                 DELAWARE                           04-3168610
       (State or other jurisdiction of             (IRS Employer
        incorporation or organization)         Identification Number)

                      25 Travis Street, Boston, MA 02134
              (Address of principal executive offices) (Zip Code)

                                 (617)562-0900
             (Registrant's telephone number, including area code)

       Securities Registered Pursuant to Section 12(b) of The Act: None

   Securities Registered Pursuant to Section 12(g) of The Act: Common Stock,
                            $.01 par value per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X] Yes [_] No

The aggregate market value of the Common Stock held by non-affiliates of the registrant on March 1, 1996, based on the closing sale price of the Common Stock on that date as reported in The Wall Street Journal was approximately $36,732,000.

The registrant had 7,480,609 shares of Common Stock outstanding as of March 1, 1996.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders held May 10, 1996 are incorporated by reference into Part III hereof.

-------------------------------------------------------------------------------

                                    PART II



ITEM 6.  SELECTED FINANCIAL DATA

The following selected consolidated financial data are derived from the consolidated financial statements of OEC and its subsidiaries for the years ended December 31, 1995, 1994 and 1993, and for the year ended December 31, 1992 from the tools division of CTG, which have been audited by Ernst & Young LLP, the Company's independent auditors, except for the financial statements of Jarrah Technologies, a consolidated subsidiary, for the four years ended December 31, 1994, which were audited by other auditors. The data should be read in conjunction with the consolidated financial statements and related notes and other financial information included herein.


                                              1995          1994         1993          1992        1991
                                        -----------------------------------------------------------------
                                          (Restated)     (Restated)
Consolidated Statements of Operations
 Data
Revenues                                  $29,881,172   $18,120,904   $13,163,307  $ 4,149,243   $778,341
Purchased research and development          1,372,116
Acquisition and integration costs             678,655
Income (loss) from operations                 159,610       502,205     1,143,670   (1,158,932)    45,196
Net income (loss)                             434,082       350,049       823,028   (1,041,760)    43,463
Net income per common share                      $.05          $.05          $.13         (a)         (a)

Consolidated Balance Sheet Data
Cash, cash equivalents and marketable
 securities                               $17,690,458    $1,787,707      $918,614       $2,011    $22,071
Working capital                            22,864,500     1,499,416       161,268       88,536     35,129
Total assets                               36,646,673     9,475,658     4,244,261    1,158,443    139,583
Long-term obligations, net                     27,185       206,089
Series A Convertible Preferred Stock                      5,854,332
Total stockholders' equity (deficiency)    28,717,151    (1,521,430)      976,010      149,807     77,592

(a) As OEC began operations in 1992 as a division of CTG, there were no shares of capital stock outstanding in 1992 or 1991.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, AS AMENDED

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

The following summarizes the effect of the restatement on the consolidated financial statements of the Company for the periods presented:

                                       As Reported         Restated
                                       -----------        ----------
Year ended December 31, 1995

Revenues                            $  29,269,812      $  29,881,172
Cost of software, maintenance
  and services                          5,323,524          5,360,206
Selling and marketing expenses         12,828,861         12,883,884
Provisions for income taxes                24,721            159,831
Net income                                 49,537            434,082
Net income per share                         0.01               0.05
Accounts receivable                     7,609,007          7,609,007
Total assets                           36,646,673         36,646,673
Accrued expenses                        2,981,792          2,981,792
Insured taxes payable                     350,000            350,000
Stockholders' equity (deficiency)      28,717,151         28,717,151

                                       As Reported         Restated
                                       -----------         --------
Year ended December 31, 1994

Revenues                            $  18,732,264      $   18,120,904
Cost of software, maintenance
  and services                          4,301,947           4,265,265
Selling and marketing expenses          6,976,811           6,921,788
Provision for income taxes                259,276             124,166
Net income                                734,594             350,049
Net income per share                         0.11                0.05
Accounts receivable                     4,480,956           3,869,596
Total assets                           10,087,018           9,475,658
Accrued expenses                        1,492,460           1,400,755
Income taxes payable                      404,370             269,260
Stockholders' equity (deficiency)      (1,136,885)         (1,521,430)

                                       As Reported         Restated
                                       ------------        ---------
Three months ended December 31, 1994
Revenues                            $   6,095,404       $   5,484,044
Cost of software, maintenance
  and services                          1,366,663           1,329,981
Selling and marketing expenses          2,223,980           2,168,957
Provision for income taxes                151,750              16,640
Net income                                453,996              69,451
Net income per share                          .07                0.01
Accounts receivable                     4,480,956           3,869,596
Total assets                           10,087,018           9,475,658
Accrued expenses                        1,492,460           1,400,755
Income taxes payable                      404,370             269,260
Stockholders' equity (deficiency)      (1,136,885)         (1,521,430)

Overview

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

On August 31, 1995, the Company issued 408,000 shares of Common Stock in exchange for all outstanding shares of the capital stock of Jarrah Technologies. The acquisition was accounted for as a pooling of interests and, accordingly, the accompanying consolidated financial statements have been restated to include the accounts and operations of Jarrah Technologies for all periods prior to the acquisition.


Prior to 1994, the Company's focus was largely educational in nature. During 1994, the Company began to shift its focus from educational services to software development and licensing in order to capitalize on the growing demand for its products and services which had been generated by the Company's education seminars. In the early stages of this transition, the Company's educational services provided the Company with name recognition and introductory marketing opportunities. However, as the Company has transitioned to the business of developing and licensing software, its business is increasingly based on a growing installed base, the continued acceptance by that installed base of the Company's products, increased distribution and marketing channels, and technological competitiveness, rather than a continued emphasis on educational services. This evolution has caused the Company to shift the focus of its education offerings from a marketing to post-sales training and customer support. As the Company shifted its focus to software development and licensing, it also expanded its efforts in international markets, including the establishment of joint ventures in Japan in 1994 and Korea in 1995 and the acquisition of Jarrah Technologies in 1995. As a result, international sales increased to $11,952,000 in 1995 from $7,391,000 in 1994.

Results of Operations

The following table sets forth, for the periods indicated, certain operational data as a percentage of total revenue.


                                                               Percentage
                                                                Increase
                                                          (Decrease) Year to
                               Year Ended December 31,           Year
                           ----------------------------------------------------
                                                            1993       1994
                               1993      1994      1995    to 1994    to 1995
                           ----------------------------------------------------
Revenues:
 License fees                     39%      60%       73%      113%       102%
 Service                           8%      17%       21%      170%       104%
 Education                        53%      23%        6%      (38%)      (56%)
                           ----------------------------------------------------
Total revenues                   100%     100%      100%       38%        65%

Cost of revenues:
 Cost of software,
  maintenance and
  services                        22%      24%       18%       47%        26%
 Cost of education and
  training                        20%      11%        5%      (23)%      (24)%
                           ----------------------------------------------------
Total cost of revenues            42%      35%       23%       13%        10%
                           ----------------------------------------------------
Gross profit                      58%      65%       77%       56%        95%

Operating expenses:
 Selling and marketing            23%      38%       43%      126%        86%
 General and administrative       13%      13%       12%       35%        57%
 Research and development         13%      11%       14%       24%       105%
 Purchased research and
  development                      0%       0%        5%        *          *
 Acquisition and
  integration costs                0%       0%        2%        *          *
                           ----------------------------------------------------
Total operating expenses          49%      62%       76%       76%       102%
                           ----------------------------------------------------
Operating income (loss)            9%       3%        1%      (56%)      (68%)

 Equity in loss of joint
  venture                          0%      (1%)      (1%)       *        140%
 Other income                      0%       1%        2%      (25%)      740%
                           ----------------------------------------------------
 Total other income                0%       0%        1%     (125%)    (1652%)
                           ----------------------------------------------------

Pre-tax income                     9%       3%        2%      (62%)       25%
Provision for income taxes         3%       1%        1%      (71%)       29%
                           ----------------------------------------------------
Net income                         6%       2%        1%      (57%)       24%
                           ====================================================

*  Not applicable

Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

Total revenues increased 65% to $29,881,000 in 1995 from $18,121,000 in 1994.
The increase in total revenues was largely attributable to software license fees, which increased 102% to $21,834,000 in 1995 from $10,812,000 in 1994.
Software revenues accounted for 73% of total revenues in 1995 as compared to 60% of total revenues in 1994. Also contributing to the increase in total revenues were increases in maintenance and service fees, which increased 104% to $6,155,000 in 1995 from $3,017,000 in 1994. These increases reflect growing market awareness and acceptance of the Company's products as well as a broadening of the Company's installed base.

These increases were partially offset by a 56% decrease in education revenues to $1,893,000 in 1995 from $4,292,000 in 1994. This decrease is consistent with the Company's shift away from the use of education to further market awareness to the use of education as technical training for software licensing.

Revenues from Jarrah Technologies and other international customers accounted for $11,952,000, or 40%, of total revenues in 1995, as compared to $7,391,000, or 41%, in 1994. This increase is attributable to a combination of direct and channel sales to international customers as the Company continues to enter additional markets to expand its operations outside of the United States. The Company believes that international sales will continue to represent a significant portion of the Company's revenues. However, the percentage of revenue derived from international sales may fluctuate based on the timing of orders from international customers and resellers and the addition of new international customers and resellers.

Total cost of revenues increased 10% to $6,929,000 in 1995 from $6,321,000 in 1994 and gross margins improved to 77% for 1995 from 65% for 1994. Cost of software, maintenance and services consists of the product packaging, duplication, amortization of capitalized software costs, royalties and salaries and related personnel costs for customer support and on-site technical support employees. These improvements reflect the shift from the lower-margin educational services business (17% gross margin in 1995) to the higher-margin software and services business (81% gross margin in 1995).

Selling and marketing expenses, consisting primarily of salaries, commissions, promotional costs and partner referral and marketing fees, increased to $12,884,000 in 1995 from $6,922,000 in 1994. Selling and marketing expenses represented 43% of total revenues for 1995 as compared to 38% in 1994. This increase was the result of the hiring of additional personnel and increased marketing programs as the Company continues to develop its direct sales force, build its marketing channels and increase its promotional activities to broaden market awareness. The Company expects to continue to invest a significant amount of its resources in its selling and marketing efforts.

General and administrative expenses, consisting primarily of corporate, finance, management information systems ("MIS"), legal and auditing expenses, increased 57% to $3,602,000 in 1995 from $2,300,000 in 1994. The increase is largely attributable to the addition of infrastructure to support international expansion, as well as to increases in general corporate expenses related to OEC being a publicly-traded company.

Research and development expenses, consisting primarily of salaries and other employee-related costs, increased 105% to $4,256,000 in 1995 from $2,076,000 in 1994. This increase reflects a significant increase in the number of employees in the research and development department. Software development costs capitalized in accordance with Statement of Financial Accounting Standards No. 86 ("FAS 86") for 1995 amounted to $726,000, while amortization of previously capitalized software amounted to $353,000, as compared to capitalizations of $445,000 and amortization expense of $202,000 for 1994. The increase in software development costs capitalized under FAS 86 for 1995 is due to the development of the Company's Entera Version 3.0 product, which was released in 1995. The Company expects to continue to increase its research and development expenditures to keep pace with the technological demands of the marketplace.

Total operating expenses increased to 76% of revenues in 1995 because the Company's increase in revenues in that year was lower than anticipated and because the Company continued to invest in selling and marketing, as well as research and development activities, in view of the fact it considers such investments critical to its continued growth and profitability.


In connection with the acquisition of Jarrah Technologies, the Company recorded acquisition and integration costs of $679,000 ($441,000 net of tax) in the third quarter of 1995. Charges included professional fees and charges for regulatory and filing matters ($265,000), travel costs ($222,000), marketing and collaterals ($139,000), lease termination costs and miscellaneous other costs ($53,000). Substantially all of these charges were incurred prior to September 30, 1995, and as of December 31, 1995, $60,000 of these charges, related to certain legal fees, were unpaid and were classified as accrued expenses. Additionally, the Company acquired two technologies which were not at the point of technological feasibility at the time of acquisition and had no alternative future uses and, accordingly, the costs of these acquisitions, $1,372,000 ($892,000 net of tax), were charged to operations as a purchased research and development in the fourth quarter of 1995. The Company has determined that a considerable amount of work needs to be done in the areas of completing functionality, porting, testing and packaging these technologies into commercially viable products. The Company estimates that the internal development costs necessary to complete the development of the technologies will amount to approximately $250,000 over the next twelve to eighteen months.

During the third quarter, the Company sold a portion of its interest in its Japanese joint venture to its joint venture partner. The interest was sold for an amount which approximated the Company's original cost basis. The transaction resulted in the Company now owning 19.5% of the joint venture and, accordingly, accounting for the joint venture under the equity method has been discontinued. The Company will continue to recognize royalty revenue from the joint venture, but will no longer recognize any share of the joint venture's operating income or loss. The Company made net investments in and advances to the joint venture of $242,000 in 1995.

Other income, consisting primarily of investment income and other miscellaneous income, offset by interest expense, increased to $701,000 in 1995 from $83,000 in 1994. These increases reflect the investment of the net proceeds from the initial public offering of Common Stock in April 1995.

The Company's effective tax rate of 27% in 1995 and 26% in 1994 is lower than the statutory rate of 34% due to research & development credits.

Year Ended December 31, 1994 Compared to Year Ended December 31, 1993

Total revenues increased 38% to $18,121,000 in 1994 from $13,163,000 in 1993.
Software license fees increased 113% to $10,812,000 in 1994 from $5,073,000 in 1993. The principal reasons for the increase in software license fees were increased market acceptance of the Company's products, demand for software upgrades resulting from the release of the Company's Version 2.0 software product in July 1994 and increased license fees to the Company's existing customers.

Maintenance and services fees increased 170% to $3,017,000 in 1994 from $1,118,000 in 1993. The increase was principally attributable to increased volume of on-site technical support services and increased maintenance fees due to the broadening of the Company's installed base.

Education and training revenues decreased 38% to $4,292,000 in 1994 from $6,972,000 in 1993. The decrease was largely attributable to the Company's shift away from educational programs emphasizing broad-based market awareness to technical training and programs in support of software licensing. This change of focus resulted in a decreased number of instructor-led education offerings.

Total cost of revenues increased 13% to $6,321,000 in 1994 from $5,585,000 in 1993 but decreased as a percentage of total revenues to 35% in 1994 from 42% in 1993. Costs of software, maintenance and services increased 47% to $4,265,000 in 1994 from $2,909,000 in 1993. The increase was attributable primarily to an increase in the number of personnel in the on-site technical support area, an increase in the amount of software, related amortization charges and royalties.

Cost of education and training revenues decreased 23% to $2,056,000 in 1994 from $2,675,000 in 1993 and decreased as a percentage of total revenues to 11% in 1994 from 20% in 1993. The decrease was due to the decreased level of education activity.

Selling and marketing expenses increased 126% to $6,922,000 in 1994 from $3,057,000 in 1993. The increase was due principally to an increase in the number of sales and marketing personnel, an increase in promotional and advertising activities and an increase in sales commissions as a result of increasing sales levels. Marketing fees paid to a major hardware vendor partner decreased due to the renegotiation of the agreement, which resulted in the elimination of the fees as of August 1, 1994.

General and administrative expense increased 35% to $2,300,000 in 1994 from $1,699,000 in 1993, but decreased as a percentage of total revenue to 12% in 1994 from 13% in 1993. The increase was primarily due to the increase in personnel in the corporate, finance and MIS areas.

Research and development expenses increased 24% to $2,076,000 in 1994 from $1,679,000 in 1993. The increase represented costs associated with an increase in personnel offset by the capitalization of $445,000 in software costs in 1994 in accordance with FAS 86. The Company capitalized $190,000 in software costs in 1993. The amortization of software costs ($202,000 in 1994 and $5,000 in 1993) is included in cost of software, maintenance and services.

The equity in loss of joint venture represented the Company's 50% share of the net loss of its Japanese joint venture. The Company made investments in and advances to the joint venture of $499,000 in 1994, representing aggregate investments of $197,000 plus approximately $302,000 of advances held in escrow for the purpose of meeting the Company's 50% share of future capital commitments to the joint venture.

Other income decreased 25% to $83,000 in 1994 from $111,000 in 1993 due principally to increased interest on borrowings and a decrease in commissions from hotels due to the decrease in education programs run at the Company's facility in Boston.

The Company's effective tax rate decreased to 26% in 1994 from 34% in 1993 due to an increase in available research and development credits.

Liquidity and Capital Resources


As of December 31, 1995, the Company's cash and cash equivalents increased to $7,012,000 from $1,693,000 at December 31, 1994, and the Company also held marketable securities amounting to $10,678,000 at December 31, 1995. The increase in cash and cash equivalents and marketable securities was primarily the result of the initial public offering of Common Stock in April 1995. The Company has the positive intent and ability to hold its investment securities to maturity. Sales of marketable securities as disclosed in the Statements of Cash Flows represent cash received on maturity of the Company's held-to-maturity securities.

Prior to the initial public offering, the Company had financed operations through operating cash flow, a bank line of credit and private sales of equity securities. Operations in 1993 and most of 1994 were financed through operating cash flow. The Company completed a two-step private equity placement in November 1994 pursuant to which it issued bridge notes in the amount of $3,500,000 and issued Series A Convertible Preferred Stock in the amount of $6,000,000. A portion of the proceeds from the Series A Convertible Preferred Stock financing was used to repay the bridge notes.

In the first quarter of 1995, the Company renegotiated its bank line of credit which has a demand line of credit of $2,000,000 and a revolving equipment line of $1,000,000. Availability under the demand line of credit is based on a percentage of qualified accounts receivable. Borrowings outstanding on January 1, 1996 under the revolving equipment line converted to a two-year term note. Interest on the demand line of credit accrues at the prime rate, and interest on the revolving equipment line accrues at prime plus one-quarter of one percent. As of December 31, 1995, aggregate borrowings under the line of credit amounted to $1,510,000, which were principally used to finance a portion of the $2,702,000 in property and equipment additions due to the hiring of additional personnel, the acquisition of new computer equipment and regional office buildouts.

While the Company believes that the net proceeds from the initial public offering, borrowings under its line of credit and cash flow from operations will be adequate to meet its planned capital requirements for 1996, acquisition opportunities could require the Company to seek additional capital prior to such time. There is no assurance that, if the Company seeks additional financing, such financing will be available upon acceptable terms, if at all.

Dividends paid in 1995 and 1993 were paid out of Jarrah Technologies prior to its acquisition by the Company. The Company does not expect to declare or pay dividends to stockholders in the foreseeable future.

Certain Factors That May Affect Future Results


In view of its transition from educational services to software development and licensing, the Company believes that period-to-period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

This Annual Report on Form 10-K contains forward-looking statements that involve a number of risks and uncertainties. There are a number of factors that could cause the Company's actual results to differ materially from those forecast or projected in such forward-looking statements, including those discussed below. Investors are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof.

A number of uncertainties exist that could affect the Company's future operating results, including, without limitation, general economic conditions, the Company's continued ability to develop and introduce innovative products, the introduction of new products by competitors, pricing practices of competitors and the Company's ability to control costs.

The Company's software is designed principally for use by large organizations developing software applications in a client/server or other distributed computing environment. The Company's future financial performance will depend in large part on growth in the number of organizations adopting client/server software environments and the number of applications developed for use in those environments. There can be no assurance that this market will grow or that the Company will be able to respond effectively to the evolving requirements of this market.



A substantial percentage of the Company's sales of products and services were initially attributable to activities or referrals by CTG or other entities affiliated with John J. Donovan, Sr., the Company's Chairman of the Board. The Company established its own independent marketing organization in 1993 because it believed that in order to achieve its business objectives it had to expand its sales and marketing efforts. The Company's products have a long sales cycle and the Company believes that they are best marketed and sold through a series of regional sales offices, as well as hardware vendors, business partners and strategic alliances. If the Company is unable to successfully implement its expanded sales and marketing efforts, its results of operations could be materially and adversely affected.

The software application development market is extremely competitive. Certain current and potential competitors of the Company are more established, benefit from greater market recognition and have substantially greater financial, technological and marketing resources than the Company. There can be no assurance that either existing or future competitors will not develop products that are superior to the Company's products or that achieve greater market acceptance. The Company's future success will depend in large part upon its ability to attract new customers, license additional products and deliver product enhancements and services to existing customers. There can be no assurance that future competition will not have a material adverse effect on the Company's results of operations.

The Company does not typically carry a material backlog of unfilled orders as software products are generally shipped within a short period after receipt of the order. Quarterly revenues and operating results therefore depend primarily on the volume and timing of orders received during the quarter, which are difficult to forecast. The Company has often recognized a substantial portion of its revenues in the last month of each quarter. A significant portion of the Company's operating expenses are committed in advance, since personnel levels and other expenses are based on anticipated revenues. As a substantial portion of the Company's revenues may not be generated until the end of each quarter, the Company may not be able to reduce spending in response to sales shortfalls or delays and this may result in an immediate material adverse impact on the Company's business, operating results and financial condition. There can be no assurance that the Company will be successful in improving its profitability or avoiding losses in any future period.

International revenues represented approximately 40% of the Company's revenues for fiscal 1995. There can be no assurance that the Company will be able to maintain or increase international sales of its products or that the Company's international distribution channels will be able to adequately service and support the Company's products. International sales are subject to certain risks, including unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations, longer payment cycles, greater difficulty in accounts receivable collection and potentially adverse tax consequences. Gains and losses on the conversion to U.S. dollars of receivables and payables arising from international operations could in the future contribute to fluctuations in the Company's results of operations and fluctuations in exchange rates could affect demand for the Company's products. Sales by the Company's Japanese joint venture are denominated in yen, and are therefore subject to exchange rate variations which could impact the Company's financial results in the future and affect the level of royalties received by the Company on such reserves. See Note 13 to Notes To Consolidated Financial Statements included herein.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements and Schedule included in Item 8.


    Report of Ernst & Young LLP, Independent Auditors                   8

    Reports of William Buck, Chartered Accountants                      9

    Consolidated Balance Sheets at December 31, 1995 and 1994          11
      (restated)

    Consolidated Statements of Income for the years ended
      December 31, 1995, 1994 and 1993 (restated)                      12

    Consolidated Statements of Stockholders' Equity (Deficiency)
      for the years ended December 31, 1995, 1994 and 1993             13
      (restated)

    Consolidated Statements of Cash Flows for the years ended
      December 31, 1995, 1994 and 1993 (restated)                      14

    Notes to Consolidated Financial Statements (restated)           15-26

    Schedule II-Valuation and Qualifying Accounts                      29


    Schedules other than that listed above have been omitted because they are not applicable, not required, or the information required is included in the financial statements or notes thereto.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors
Open Environment Corporation and subsidiaries

We have audited the accompanying consolidated balance sheets of Open Environment Corporation and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity (deficiency), and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). The financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and schedule based on our audits.


We did not audit the 1994 and 1993 financial statements of Jarrah Technologies Pty. Limited, a wholly-owned subsidiary, which statements reflect total assets constituting 16% in 1994 and total revenues constituting 25% in 1994 and 25% in 1993 of the related consolidated totals. These statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to data included for Jarrah Technologies Pty. Limited for 1994 and 1993, is based solely on the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts (including the conversion of the financial statements of Jarrah Technologies Pty. Limited to U.S. generally accepted accounting principles) and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.



In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Open Environment Corporation and subsidiaries at December 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                  /s/ Ernst & Young LLP


Boston, Massachusetts
March 27, 1996, except as to
the fourth paragraph of
Note 1, as to which the
date is October 4, 1996

                                 WILLIAM BUCK
                            CHARTERED ACCOUNTANTS

                        REPORT OF INDEPENDENT AUDITORS

       Report to the Board of Directors of Open Environment Corporation

Audit Scope

We have audited the financial statements of Jarrah Technologies Pty. Limited for the year ending December 31, 1994. These financial statements were the responsibility of the management of Jarrah Technologies Pty. Limited. Our responsibility was to express an opinion on these financial statements, which were prepared in accordance with Australian Accounting Standards, based on our audit.

We conducted our audit in accordance with Auditing Standards in Australia which do not differ in any significant respect from the General Standards and Standards of Field Work contained in the Generally Accepted Auditing Standards in the United States of America. We have not, and do not offer an opinion on compliance with United States reporting standards as they apply to adherence with generally accepted accounting principles in the United States.

Those auditing standards required that we plan and perform the audit to obtain reasonable assurance about whether the financial statements, prepared in accordance with Australian Accounting Standards, were free from material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used, and significant estimates made by management.

Our audit scope included ensuring that the financial statements complied with Australian Accounting Standards. The Australian financial statements, which formed the basis of our audit opinion, were subsequently adjusted by Open Environment Corporation to comply with generally accepted accounting principles in the United States of America and included in the consolidated financial statements of Open Environment Corporation and subsidiaries which was reported on by Ernst & Young LLP.

Unqualified Audit Opinion

In our opinion the financial statements referred to above present fairly, and in all material respects, the state of affairs of Jarrah Technologies Pty. Limited at December 31, 1994 and the results of operations and cash flows for the year then ended.

                                                              William Buck & Co.
                                                           Chartered Accountants

                                                             /s/ NT Hatzistergos

                                                                 NT Hatzistergos
                                                                         Partner

Sydney, Australia
September 3, 1996

                                 WILLIAM BUCK
                            CHARTERED ACCOUNTANTS


                        REPORT OF INDEPENDENT AUDITORS

       Report to the Board of Directors of Open Environment Corporation

Audit Scope

We have audited the financial statements of Jarrah Technologies Pty. Limited for the year ending December 31, 1993. These financial statements were the responsibility of the management of Jarrah Technologies Pty. Limited. Our responsibility was to express an opinion on these financial statements, which were prepared in accordance with Australian Accounting Standards, based on our audit.

We conducted our audit in accordance with Auditings Standards in Australia which do not differ in any significant respect from the General Standards and Standards of Field Work contained in the Generally Accepted Auditing Standards in the United States of America. We have not, and do not offer an opinion on compliance with United States reporting standards, as they apply to adherence with generally accepted accounting principles in the United States.

Those auditing standards required that we plan and perform the audit to obtain reasonable assurance about whether the financial statements, prepared in accordance with Australian Accounting Standards, were free from material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used, and significant estimates made by management.

Our audit scope included ensuring that the financial statements complied with Australian Accounting Standards. The Austrian financial statements, which formed the basis of our audit opinion, were subsequently adjusted by Open Environment Corporation to comply with generally accepted accounting principles in the United States of America and included in the consolidated financial statements of Open Environment Corporation and subsidiaries which was reported on by Ernst & Young LLP.

Unqualified Audit Opinion

In our opinion the financial statements referred to above present fairly, and in all material respects, the state of affairs of Jarrah Technologies Pty. Limited at December 31, 1993 and the results of operations and cash flows for the year then ended.


                                                           William Buck & Co.
                                                        Chartered Accountants

                                                          /s/ NT Hatzistergos

Sydney, Australia                                             NT Hatzistergos
September 3, 1996                                                     Partner

                 OPEN ENVIRONMENT CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                                                      As of December 31,
                                                                      1995          1994
                                                                -----------------------------
                                                                   (Restated)     (Restated)
ASSETS
Current assets:
 Cash and cash equivalents                                        $ 7,012,333   $ 1,693,118
 Marketable securities                                             10,678,125        94,589
 Accounts receivable, net of allowance
  of $573,856 and $100,871 in 1995 and
  1994, respectively                                                7,609,007     3,869,596
 Due from related parties                                           2,362,752
 Prepaid expenses and other current
  assets                                                            1,411,340       328,978
 Due from joint ventures                                            1,428,090       221,043
 Deferred income taxes                                                265,190        56,490
                                                                -----------------------------
 Total current assets                                              30,766,837     6,263,814
Property and equipment, net                                         3,214,341     2,049,392
Capitalized software costs, net of
 accumulated amortization of $559,204
 and $206,860 in 1995 and 1994,
 respectively                                                         800,206       427,879
Investment in and advances to joint
 ventures                                                             858,123       387,862
Deferred income taxes                                                 547,184       137,362
Other assets                                                          459,982       209,349
                                                                -----------------------------
                                                                  $36,646,673   $ 9,475,658
                                                                =============================

LIABILITIES AND STOCKHOLDERS' EQUITY
 (DEFICIENCY)
Current liabilities:
 Notes payable                                                    $ 1,545,684
 Accounts payable                                                   1,162,088   $ 1,427,715
 Accrued expenses                                                   2,981,792     1,400,755
 Advance billings and customer deposits                               629,734       640,833
 Deferred maintenance revenue                                       1,054,135       780,345
 Income taxes payable                                                 350,000       269,260
 Current portion of obligations under
  capital leases                                                      178,904       245,489
                                                                -----------------------------
   Total current liabilities                                        7,902,337     4,764,397
Deferred income taxes                                                               172,270
Obligations under capital leases, less
 current portion                                                       27,185       206,089
Series A Convertible Preferred Stock,
 $1.00 par value; 1,428,571 shares
 authorized, issued and outstanding in
 1994, liquidation value of $6,000,000;
 none issued and outstanding in 1995                                              5,854,332
Stockholders' equity (deficiency):
 Preferred Stock, $.01 par value;
  authorized 1,000,000 shares; none
  issued and outstanding
 Common Stock, $.01 par value;
  authorized 30,000,000 shares; issued
  8,050,475 and 5,175,433 shares;
  outstanding 7,467,141 and 4,592,100
  shares in 1995 and 1994, respectively                                80,505        51,754
 Additional paid-in capital                                        30,694,500       777,126
 Retained earnings                                                  1,442,146     1,149,690
 Less Treasury Stock, 583,333 of common
  shares at cost                                                   (3,500,000)   (3,500,000)
                                                                -----------------------------
 Total stockholders' equity (deficiency)                           28,717,151    (1,521,430)
                                                                -----------------------------
                                                                  $36,646,673   $ 9,475,658
                                                                =============================

                            See accompanying notes.

                 OPEN ENVIRONMENT CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                  Year Ended December 31,
                                              1995          1994          1993
                                        -------------------------------------------
                                           (Restated)    (Restated)
Revenues:
 License fees                             $21,833,688   $10,812,321   $ 5,073,229
 Maintenance and service fees               6,154,658     3,016,979     1,117,631
 Education and training                     1,892,826     4,291,604     6,972,447
                                        -------------------------------------------
   Total revenues                          29,881,172    18,120,904    13,163,307

Operating expenses:
 Cost of software, maintenance and
  services                                  5,360,206     4,265,265     2,909,482
 Cost of education and training             1,568,609     2,056,214     2,675,252
 Selling and marketing                     12,883,884     6,921,788     3,056,515
 General and administrative                 3,601,860     2,299,878     1,699,209
 Research and development                   4,256,232     2,075,554     1,679,179
 Purchased research and development         1,372,116
 Acquisition and integration costs            678,655
                                        -------------------------------------------
   Total operating expenses                29,721,562    17,618,699    12,019,637
                                        -------------------------------------------

Operating income (loss)                       159,610       502,205     1,143,670
 Equity in loss of joint venture             (267,037)     (111,434)
 Interest income                              756,895
 Interest expense                            (158,931)      (50,136)       (8,853)
 Other income                                 103,376       133,580       119,994
                                        -------------------------------------------
Income before income taxes                    593,913       474,215     1,254,811
Provision for income taxes                    159,831       124,166       431,783
                                        -------------------------------------------
Net income                                $   434,082   $   350,049   $   823,028
                                        ===========================================

Net income per share                            $.05          $.05          $.13
                                        ===========================================

Weighted average number of common
 shares outstanding                         8,038,592     6,414,506     6,557,778
                                        ===========================================

                            See accompanying notes.

                 OPEN ENVIRONMENT CORPORATION AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)


                                 Common Stock                                                    Treasury Stock
                            ----------------------                                           -----------------------
                                                                      Notes
                                                     Additional     Receivable
                                            Par        Paid In         From          Retained
                               Shares      Value       Capital      Stockholder      Earnings    Shares     Cost            Total
                            -------------------------------------------------------------------------------------------------------
 Balance at January 1, 1993   5,028,000   $50,280      $203,570       $(72,000)       $44,639                              $226,489
 Interest on notes receivable                                           (5,482)                                              (5,482)
 Net income                                                                           823,028                               823,028
 Cash dividends ($.01 per
  share)                                                                              (68,026)                              (68,026)
                            --------------------------------------------------------------------------------------------------------
 Balance at December 31,
  1993                        5,028,000    50,280       203,570        (77,482)       799,641                               976,009
 Issuance of Common Stock       122,500     1,225       488,775                                                             490,000
 Repurchase of Common Stock                                                                     583,333  $(3,500,000)    (3,500,000)
 Stock options exercised         24,933       249        84,781                                                              85,030
 Payment of notes
  receivable                                                            77,482                                               77,482
 Net income, restated                                                                 350,049                               350,049
                           --------------------------------------------------------------------------------------------------------
 Balance at December 31,
  1994, restated              5,175,433    51,754       777,126                     1,149,690   583,333   (3,500,000)    (1,521,430)
 Initial public offering
  of Common Stock             1,700,000    17,000    22,862,473                                                          22,879,473
 Conversion of Preferred
  Stock                         999,998    10,000     5,844,332                                                           5,854,332
 Stock options exercised        167,450     1,675       708,496                                                             710,171
 Tax benefit from exercise
  of stock options                                      413,394                                                             413,394
 Shares issued under stock
  purchase plan                   7,594        76        88,679                                                              88,755
 Net income, restated                                                                 434,082                               434,082
 Cash dividends ($.02 per
  share)                                                                             (141,626)                             (141,626)
                           --------------------------------------------------------------------------------------------------------
 Balance at December 31,
  1995, restated               8,050,475   $80,505   $30,694,500                    $1,442,146   583,333  ($3,500,000)   $28,717,151
                           ========================================================================================================

                            See accompanying notes.

                 OPEN ENVIRONMENT CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  Year Ended December 31,
                                         1995          1994          1993
                                      ------------------------------------------
                                      (Restated)    (Restated)
Operating activities
Net income                            $  434,082       $350,049      $823,028
Adjustments to reconcile net income
 to net cash provided by (used in)
 operating activities:
 Depreciation                          1,524,976        689,172       210,607
 Amortization of capitalized
  software costs                         353,385        201,641         5,219
 Provision for bad debts                 472,985         26,371        74,500
 Interest accrued on notes receivable
  from stockholders                                                    (5,482)
 Equity in loss of joint venture         267,037        111,434
 Deferred income taxes                  (790,628)        (7,131)       (8,780)
 Changes in operating assets and
  liabilities:
   Accounts receivable                (4,236,544)    (1,606,481)   (2,245,133)
   Due from related parties           (2,362,752)
   Prepaid and other current
    assets                            (1,084,621)      (115,013)      (26,645)
   Due from joint ventures            (1,207,047)      (221,043)
   Other assets                         (250,403)      (200,935)       (8,414)
   Accounts payable and accrued
    expenses                           1,353,440      1,228,076     1,400,264
   Customer deposits                      (1,993)      (176,617)      796,912
   Deferred revenue                      277,246        356,931       248,717
   Income taxes payable                   91,495        (87,937)      329,592
   Due to related party                     (445)      (154,184)      168,586
                                      ------------------------------------------
Net cash provided by (used in)
 operating activities                 (5,159,787)       394,333     1,762,971
                                      ------------------------------------------

Investing activities
Purchase of marketable securities    (42,494,016)       (52,893)
Proceeds from maturities
  of marketable securities            31,906,169
Investment in and advances to joint
 ventures                               (737,224)      (536,171)
Purchase of property and equipment    (2,702,460)    (1,537,590)     (762,365)
Additions to capitalized software
 costs                                  (725,602)      (445,093)     (189,646)
                                     ------------------------------------------
Net cash used in investing
 activities                          (14,753,133)    (2,571,747)     (952,011)
                                     ------------------------------------------

Financing activities
Notes receivable from stockholders                       77,482
Net proceeds of notes payable to
 bank                                  1,545,684
Repayment of capital lease
 obligations                            (245,489)      (112,776)
Net proceeds from issuance of
 Common Stock                         22,879,473        490,000       168,002
Proceeds from issuance of
 Preferred Stock, net                                 5,854,332
Purchase of Treasury Stock                           (3,500,000)
Dividends paid                          (141,626)                     (68,026)
Exercise of stock options              1,123,565         85,030
Issuance of Common Stock under
 stock purchase plan                      88,755
                                      ------------------------------------------
Net cash provided by financing
 activities                           25,250,362      2,894,068        99,976
                                      ------------------------------------------
Effect of exchange rates on cash         (18,227)        58,055         5,669
                                      ------------------------------------------
Net increase in cash and cash
 equivalents                           5,319,215        774,709       916,605
Cash and cash equivalents at
 beginning of year                     1,693,118        918,409         1,804
                                      ------------------------------------------
Cash and cash equivalents at end
 of year                              $7,012,333     $1,693,118      $918,409
                                      ==========================================

                            See accompanying notes.

                 OPEN ENVIRONMENT CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1995

1.  Basis of Presentation and Significant Accounting Policies



Business

The Company was incorporated in Delaware on September 18, 1992 to pursue opportunities in the open client/server software and education markets. The Company currently provides education services and sells open client/server software tools globally. Operations commenced on January 1, 1993 with the purchase and license of certain assets from CTG. During 1992, certain aspects of the Company existed as the tools division of CTG, providing educational services and selling software tools globally.

The environment of rapid technological change and intense competition which is characteristic of the software development industry results in frequent new products and evolving industry standards. The Company's continued success depends on its ability to enhance current products and develop new products on a timely basis which keep pace with the changes in technology, evolving industry standards and increasingly sophisticated customer needs.

The Company currently derives a significant portion of its revenue from licenses of its Entera product line and related products and services. As a result, any factor adversely affecting sales of Entera would have a material adverse effect on the Company.

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

The following summarizes the effect of the restatement on the consolidated financial statements of the Company for the periods presented:

                                       As Reported              Restated
                                       -----------              --------
Year ended December 31, 1995

Revenues                            $  29,269,812            $  29,881,172
Cost of software, maintenance
  and services                          5,323,524                5,360,206
Selling and marketing expenses         12,828,861               12,883,884
Provision for income taxes                 24,721                  159,831
Net income                                 49,537                  434,082
Net income per share                         0.01                     0.05
Accounts receivable                     7,609,007                7,609,007
Total assets                           36,646,673               36,646,673
Accrued expenses                        2,981,792                2,981,792
Income taxes payable                      350,000                  350,000
Stockholders' equity (deficiency)      28,717,151               28,717,151

                                       As Reported              Restated
                                       -----------              --------
Year ended December 31, 1994

Revenues                            $  18,732,264            $  18,120,904
Cost of software, maintenance
  and services                          4,301,947                4,265,265
Selling and marketing expenses          6,976,811                6,921,788
Provision for income taxes                259,276                  124,166
Net income                                734,594                  350,049
Net income per share                         0.11                     0.05
Accounts receivable                     4,480,956                3,869,596
Total assets                           10,087,018                9,475,658
Accrued expenses                        1,492,460                1,400,755
Income taxes payable                      404,370                  269,260
Stockholders' equity (deficiency)      (1,136,885)              (1,521,430)

                                       As Reported              Restated
                                       -----------              --------
Three months ended December 31, 1994

Revenues                            $   6,095,404            $   5,484,044
Cost of software, maintenance
  and services                          1,366,663                1,329,981
Selling and marketing expenses          2,223,980                2,168,957
Provision for income taxes                151,750                   16,640
Net income                                453,996                   69,451
Net income per share                         0.07                     0.01
Accounts receivable                     4,480,956                3,869,596
Total assets                           10,087,018                9,475,658
Accrued expenses                        1,492,460                1,400,755
Income taxes payable                      404,370                  269,260
Stockholders' equity (deficiency)      (1,136,885)              (1,521,430)

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned foreign subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

Revenues from the license of software products are recognized upon shipment to the customer and the agreement as to all material terms of the transaction. Software products generally are delivered without post sale vendor obligations and without a significant obligation to the customer. If upon delivery to the customer, a significant obligation to the customer exists, revenue is deferred until the obligation is satisfied. The incremental production costs associated with license revenue such as cost of media, documentation, distribution and amortization of capitalized software are insignificant in relation to the related license fees and have been combined with costs of maintenance and services.

Fees for software maintenance are recognized ratably over the contract period. Revenues from educational and other services are recognized as the services are performed.

Advance billings and customer deposits represent amounts advanced by customers with respect to certain software products and education services. These amounts are recognized as revenue upon shipment of the software or fulfillment of the service.

Cash Equivalents

Cash equivalents consist of highly liquid investments with maturities at date of purchase of three months or less.

Concentration of Business and Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash, cash equivalents and accounts receivable. The Company invests its excess cash primarily in high quality securities and limits the amount of credit exposure to any one financial institution. This investment policy limits the Company's exposure to concentration of credit risk and changes in market conditions.

The Company provides credit in the normal course of business, and, accordingly, performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. These allowances, when realized, have been within the range of management's expectations.

Investment Securities


Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (FAS 115). FAS 115 established the accounting and reporting requirements for investments in equity securities that have readily determinable fair values and for all investments in debt securities. All affected investment securities must be classified as either held-to-maturity, trading or available-for-sale. Investment securities are deemed to be held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are carried at amortized cost basis. Trading securities are carried at fair value with unrealized holding gains and losses reported in the income statement. Available-for-sale securities are carried at fair value with unrealized holding gains and losses reported as a component of shareholders' equity. The adoption of FAS 115 had no material impact on the Company's financial position.

All of the Company's investments are classified as held-to-maturity at December 31, 1995 and 1994. The fair market value of these investments at December 31, 1995 and 1994 approximates amortized cost basis. Based upon contractual maturities, all of the Company's investments are scheduled to mature in 1996. The following is a summary of these investments:

                                             1995          1994
                                        ----------------------------
   U.S. Treasury securities and
     obligations of U.S. government
     agencies                             $12,135,987
   Tax-exempt mutual and money
     market funds                           1,513,183
   90-day bank notes                        2,136,747   $1,000,000
                                        -----------------------------
                                          $15,785,917   $1,000,000
                                        =============================



Foreign Currency Translation

Assets and liabilities of the Company's foreign subsidiaries are translated at the rate of exchange in effect at year-end, and revenues and expenses are translated at the average exchange rates during the year. Gains and losses from translation are not material for the years presented. Foreign currency transaction gains and losses are included in the accompanying consolidated statements of income and are not material for the years presented.

Property and Equipment

Property and equipment are recorded at cost. Depreciation and amortization are provided by the use of the straight-line method over the following lives:

   Furniture, fixtures and equipment    5 years
   Computer equipment                   3 years
   Purchased computer software          2 years

Software Development Costs and Research and Development Expenditures

Certain software development costs are capitalized when incurred. Capitalization of software development costs begins upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life and changes in software and hardware technologies.

Amortization of capitalized software development costs is provided on a product-by-product basis at the greater of the amount determined using (a) the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues or (b) the straight-line method over a period not to exceed two years from the time the product is commercially available for delivery to customers.

All other research and development expenditures are charged as research and development expense in the period incurred.

Income Taxes

The Company provides for income taxes under the liability method prescribed by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Under this method, deferred income taxes are recognized for the future tax consequences of differences between the tax and financial accounting of assets and liabilities at each year end. Deferred income taxes are based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

Stock Based Compensation

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and intends to continue to do so. Accordingly, no compensation expense is recognized for the stock option grants.

Net Income Per Share

Net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during each period. Common and common equivalent shares issued during the twelve-month period prior to the initial filing date of the proposed public offering have been included in the calculation as if they were outstanding for all periods presented using the treasury stock method. Included in these amounts are Common Stock options and 1,428,571 shares of Series A Convertible Preferred Stock that were converted into 999,998 shares of Common Stock on April 21, 1995 in connection with the initial public offering of Common Stock. Fully diluted and primary earnings per share data are the same for each period presented.

Reclassifications

Certain amounts in 1994 and 1993 have been reclassified to permit comparison.

2.  Acquisitions

On August 31, 1995, the Company issued 408,000 shares of Common Stock in exchange for all outstanding shares of the capital stock of Jarrah Technologies. The acquisition was accounted for as a pooling of interests and, accordingly, the accompanying consolidated financial statements of the Company have been restated to include the accounts and operations of Jarrah Technologies for all periods prior to the acquisition. Separate results of the combining entities for the years ended December 31, 1995, 1994 and 1993 are as follows:

                                       1995         1994         1993
                                  ----------------------------------------
                                    (Restated)    (Restated)
 Total revenues:
  Open Environment Corporation     $25,340,434   $13,438,803  $ 9,833,999
  Jarrah Technologies                4,540,738     4,682,101    3,329,308
                                  ----------------------------------------
                                   $29,881,172   $18,120,904  $13,163,307
                                  ========================================

 Net income (loss):
  Open Environment Corporation     $   502,281   $    46,343  $   483,924
  Jarrah Technologies                  (68,199)      303,706      339,104
                                  ----------------------------------------
                                   $   434,082   $   350,049  $   823,028
                                  ========================================

 Net income (loss) per share:
  Open Environment Corporation     $       .06   $       .01  $       .08
  Jarrah Technologies                     (.01)          .04          .05
                                  ----------------------------------------
                                   $       .05   $       .05  $       .13
                                  ========================================


The Company recorded acquisition and integration costs of approximately $679,000 in 1995 for expenses related to the acquisition and integration of Jarrah Technologies. Charges included professional fees and charges for regulatory and filing matters ($265,000), travel costs ($222,000), marketing and collaterals ($139,000), lease termination costs and miscellaneous other costs ($53,000). Substantially all of these charges were incurred prior to September 30, 1995, and as of December 31, 1995, $60,000 of these charges, related to certain legal fees, were unpaid and were classified as accrued expenses.


In 1995, the Company also recorded special charges of $1,372,000 related to the purchases of certain technologies. The costs of these purchases were expensed as purchased research and development costs, as the related technologies were not at the point of technological feasibility at the date of purchase and had no alternative future uses. The Company paid $686,000 of this amount in 1995, and $686,000 is recorded in accrued expenses at December 31, 1995.

3.  Property and Equipment

Major classifications of property and equipment at December 31 are summarized below:

                                            1995        1994
                                        ------------------------
    Furniture, fixtures and equipment    $1,115,691  $  623,746
    Computer equipment                    3,488,216   1,857,662
    Purchased computer software             796,216     368,710
    Leasehold improvements                  307,855     174,554
                                        ------------------------
                                          5,707,978   3,024,672
    Accumulated depreciation              2,493,637     975,280
                                        ------------------------
    Property and equipment, net          $3,214,341  $2,049,392
                                        ========================

4.  Investment in and Advances to Joint Ventures

On January 17, 1994, the Company entered into a joint venture with a Japanese corporation to develop, distribute, promote and market the Company's software products and provide related education services in Japan. Under the terms of the agreement, the Company purchased 50% of the outstanding voting common stock and two shares of the non-voting preferred stock.

Concurrent with this agreement, the Company executed a license agreement with the joint venture whereby the Company granted an exclusive license to establish, develop, distribute and promote the market for the Company's software products and educational services and maintenance in Japan. In return for this license, the Company receives royalties from the sale of these products and services as follows:


    Software products       40%
    Educational services    25%
    Maintenance services    60%

Royalty income aggregating $520,584 and $801,024 was recognized in connection with this agreement during the years ended December 31, 1995 and 1994.

On September 30, 1995, the Company sold 30.5% of the outstanding voting common stock of the joint venture to its joint venture partner for $488,000, which approximated the Company's cost basis in the joint venture. As a result, the Company currently owns 19.5% of the voting common stock of the joint venture. The Company accounted for the joint venture using the equity method from the inception of the joint venture until September 30, 1995, resulting in the Company recording its equity in the loss of the joint venture of $267,037 in 1995 and $111,434 in 1994. Effective October 1, 1995, the Company accounts for its remaining investment in the joint venture using the cost method. At December 31, 1995, investment in and advances to joint ventures consisted of investment in and advances to the Japanese joint venture of $630,000, and investments in other joint ventures of $228,000.

Unaudited financial information related to the Japanese joint venture at and for the period ended December 31, 1994 is as follows:


    Current assets                            $1,623,000
    Property and equipment and other assets      272,000
    Current liabilities                        1,724,000
    Long-term liabilities                              0
    Net sales                                  2,256,000
    Gross profit                                 761,000
    Net loss                                    (223,000)

5.  Financing Agreement

The Company has a $3,000,000 credit agreement with its bank, comprised of a $2,000,000 revolving credit facility for operating purposes and a $1,000,000 facility for capital expenditures. On January 1, 1996, amounts outstanding against the $1,000,000 capital expenditures portion were converted to a two-year term note, payable in equal quarterly installments of $125,000 plus interest. Interest on the demand line of credit accrues at prime, and interest on the capital expenditures line accrues at prime plus one-quarter percent. Amounts drawn on the demand line of credit are limited to a percentage of qualified accounts receivable as defined in the agreement. All borrowings under the agreement are secured by the assets of the Company. At December 31, 1995, $510,000 was outstanding under the demand line of credit, and $1,000,000 was outstanding under the capital expenditures line.

Among other provisions, the agreement also imposes certain financial covenants requiring the Company to maintain certain levels of working capital and minimum leverage ratios. At December 31, 1995, the Company was in violation of its financial covenant relating to maximum capital expenditures. The Company has obtained a waiver of this violation.

6. Stockholders' Equity

Reverse Stock Split

On February 10, 1995, the Company declared a 7-for-10 reverse stock split of Common Stock. Average shares outstanding and all stock option and per share amounts included in the accompanying consolidated financial statements and notes are based on the decreased numbers of shares giving retroactive effect to the reverse stock split.

Preferred Stock

In November 1994, the Company issued 1,428,571 shares of Series A Convertible Preferred Stock for $6,000,000, less offering expenses of $145,668. Of the proceeds from this issuance, $3,500,000 was used to repurchase 583,333 shares of Common Stock from a major shareholder. The preferred shares were converted into 999,998 shares of Common Stock upon the completion of the Company's initial public offering on April 21, 1995.

On February 10, 1995, the Board of Directors authorized an aggregate of 1,000,000 shares of Preferred Stock, $.01 par value per share, in one or more series, each of such series to have such rights and preferences, including voting rights, divided rights, conversion rights, redemption privileges and liquidation preferences, as shall be determined by the Board of Directors. At December 31, 1995, none of these shares have been issued.

1993 Stock Plan

Under the Company's Amended and Restated 1993 Stock Plan, options for 1,589,000 shares of Common Stock are available for grant to employees, officers, directors or consultants. The option price and exercise period is determined by the Board of Directors on the date of grant. The option price is deemed by the Board of Directors to be not less than fair market value at the date of grant. All options are exercisable in installments over a two- to five-year period commencing one year from the date of grant. Option activity was as follows:

                                                          Range of
                                         Shares         Option Prices
                                     ----------------------------------
    Outstanding at December 31, 1993      611,625          $.05-5.00
    Granted                               607,740         $5.00-6.00
    Exercised                              (4,929)         $.05-5.00
    Canceled                             (164,786)         $.05-5.00
                                      --------------
    Outstanding at December 31, 1994    1,049,650          $.05-6.00
    Granted                               482,314        $6.00-20.00
    Exercised                            (167,462)         $.05-6.00
    Canceled                             (112,973)        $.05-20.00
                                      --------------
    Outstanding at December 31, 1995    1,251,529         $.05-20.00
                                      ==============
    Exercisable at December 31, 1995      258,506
    Available for future grants           165,081

1994 Executive Stock Plan

The Company's 1994 Amended and Restated Executive Stock Plan provides for 651,000 shares of Common Stock to be available for grant to senior executive employees of the Company. The option price and exercise period is determined by the Board of Directors on the date of grant. The option price is deemed by the Board of Directors to be not less than fair market value at the date of grant. Option activity was as follows:

                                                          Range of
                                         Shares         Option Prices
                                     ----------------------------------

    Outstanding at December 31, 1993
    Granted                              651,000          $4.00-5.00
    Exercised                            (20,005)              $4.00
                                     --------------
    Outstanding at December 31, 1994     630,995          $4.00-5.00
    Granted
    Exercised
                                     --------------
    Outstanding at December 31, 1995     630,995          $4.00-5.00
                                     ==============
    Exercisable at December 31, 1995     457,745
    Available for future grants                0

Directors Plans

The Company's 1994 Directors Plan provides for 28,000 shares of Common Stock to be available for grant to Directors of the Company, and the 1995 Directors Plan provides for 70,000 shares of Common Stock to be available for grant to senior executive employees of the Company. The option price and exercise period is determined by the Board of Directors on the date of grant. The option price is deemed by the Board of Directors to be not less than fair market value at the date of grant. Option activity was as follows:

                                                          Range of
                                         Shares         Option Prices
                                     ----------------------------------
    Outstanding at December 31, 1993
    Granted                               28,000             $4.00
    Exercised
                                     --------------
    Outstanding at December 31, 1994      28,000             $4.00
    Granted
    Exercised
                                     --------------
    Outstanding at December 31, 1995      28,000             $4.00

                                     ===============
    Exercisable at December 31, 1995       7,000
    Available for future grants           70,000

1995 Employee Stock Purchase Plan

On February 10, 1995, the Board of Directors adopted the 1995 Employee Stock Purchase Plan (the Stock Purchase Plan), which authorizes the issuance of up to 70,000 shares of Common Stock to participants in amounts based on the participant's compensation and the fair market value of the Company's stock. Employees with at least six months of service are eligible to participate in the stock purchase plan. In 1995, 7,594 shares were purchased by participants in the Stock Purchase Plan, and 62,406 shares were available for issuance under the Stock Purchase Plan at December 31, 1995.

7.   Income Taxes

The provision for income tax expense (benefit) consists of the following:

                                              Year Ended December 31,
                                           1995       1994         1993
                                        ----------------------------------
                                        (Restated) (Restated)
    Current
     Federal                              $661,460    $(127,910)   $182,157
     State                                 186,800       35,500      85,901
     Foreign                               102,363      227,233     174,576
                                        ----------------------------------
                                           950,623      134,823     442,634
                                        ----------------------------------
    Deferred
     Federal                              (417,000)       2,900       8,100
     State                                (128,800)         800       2,600
     Foreign                              (244,992)     (14,357)    (21,551)
                                        ----------------------------------
                                          (790,792)     (10,657)    (10,851)
                                        ----------------------------------
    Income tax expense                    $159,831     $124,166    $431,783
                                        ==================================

Significant components of deferred income tax assets and liabilities are as follows:

                                                    December 31,
                                                1995          1994
                                            ---------------------------
     Deferred tax assets:
     Accounts receivable reserve                $231,000      $40,600
     Equity in loss of joint venture             155,100       44,900
     Depreciation                                 96,900       49,300
     Purchased research and development          365,100
     Foreign NOL carryforwards                   265,100       35,900
     Other                                        97,200       23,200
                                            ---------------------------
    Total deferred tax assets                  1,210,400      193,900
                                            ---------------------------
     Deferred tax liabilities:
     Capitalized software                        315,800      172,300
     Capitalized leases                           34,900
     Other                                        47,400
                                            ---------------------------
    Total deferred tax liabilities               398,100      172,300
                                            ---------------------------
    Net deferred tax assets                   $  812,300      $21,600
                                            ===========================

A reconciliation of the federal statutory rate to the effective income tax rate follows:

                                              Year Ended December 31,
                                               1995       1994       1993
                                           ----------------------------------
                                           (Restated)  (Restated)
    Federal statutory rate                      34.0%      34.0%      34.0%
    State taxes, net of federal benefit          9.4        0.6        4.4
    Effect of research and development
     credits                                  ( 29.6)     (13.3)      (7.8)
    Effect of foreign rate differences          (1.0)       1.0        2.0
    Non-deductible expenses                     14.1        3.8        1.8
                                           ----------------------------------
    Effective tax rate                          26.9%      26.1%      34.4%
                                           ==================================

At December 31, 1995, the Company had foreign net operating loss carryforwards of $705,000 for income tax purposes. These carryforwards have no expiration date.

8.   Commitments

In January 1994, the Company entered into a five-year lease for office space under an operating lease agreement scheduled to expire in February 1999. The lease includes a five-year renewal option. Leasehold improvements made by the landlord for the Company as a condition of occupancy are secured by a $70,000 irrevocable letter of credit issued by the Company's bank.

During 1994 the Company entered into certain equipment leases which were capitalized in accordance with generally accepted accounting principles. The Company also leases certain equipment under noncancelable operating leases.

Future minimum lease payments are as follows at December 31, 1995:

                                          Capital         Operating
                                          Leases           Leases
                                       -------------------------------
        1996                             $194,848        $  735,843
        1997                               29,608           691,273
        1998                                                649,624
        1999                                                358,686
        2000                                                211,327
                                       -------------------------------
        Total minimum lease payments      224,456        $2,646,753
                                                        ==============
        Less amounts representing
         interest                          18,367
                                       ----------------
        Present value of remaining
         minimum lease payments           206,089
        Less amounts due within one
         year                             178,904
                                       ----------------
        Amounts due after one year        $27,185
                                       ================

Rent expense relating to operating leases amounted to $926,578, $425,454 and $177,688 in 1995, 1994 and 1993, respectively.

Assets under capital lease are capitalized using interest rates appropriate at the inception of each lease. A summary of assets under capital lease are as follows:


                                                December 31,
                                              1995      1994
                                           ----------------------
    Furniture, fixtures and equipment        $358,105  $358,105
    Computer equipment                        206,249   206,249
                                           ----------------------
                                              564,354   564,354
    Accumulated amortization                  271,562   131,193
                                           ----------------------
    Net book value of assets under capital
     leases                                  $292,792  $433,161
                                           ======================

Amortization of assets under capital lease amounted to $140,369 in 1995 and $131,193 in 1994 and is included in depreciation expense.

9.   Employee Benefits

401(k) Retirement Plan

The Company has a 401(k) retirement plan covering all employees who are at least 21 years of age and have completed at least one year of service with the Company. Company contributions under the plan are discretionary. No contributions were made by the Company during 1995, 1994 or 1993.

10.   Related Party Transactions

On January 1, 1993 (the date operations commenced), the Company entered into a license agreement with CTG. CTG is principally owned by the Company's Chairman of the Board and a stockholder. Under the terms of the license agreement, the Company entered into a five-year agreement to license certain intellectual property from CTG in exchange for a fee of generally 5% of net software revenues and 1% of education revenues. The terms of the license agreement were revised effective August 1, 1994 from 5% to 1% fee on software revenues. On November 23, 1994, the Company entered into an Assignment Agreement with CTG under which CTG assigned all right, title and interest in the intellectual property defined under the license agreement to the Company in exchange for the appointment of CTG as an authorized reseller of certain of the Company's products pursuant to a Reseller Agreement. Effective with this agreement, the license agreement was terminated. Royalty expenses paid or accrued to CTG under the license agreement amounted to $149,633 in 1994 and $183,410 in 1993.

Under the terms of the Reseller Agreement, as amended, CTG was appointed as a non-exclusive reseller of the Company's products in the U.S. and Canada effective February 1, 1995. Prior to February 1, 1995, CTG did not distribute the Company's products. Pursuant to this agreement, CTG receives a 50% discount from list prices of the Company's software and a 30% discount from list prices on the Company's educational programs. The Company is permitted to cancel the agreement at any time upon payment to CTG of a termination fee equal to $2,500,000 less 20% of the aggregate list price value of software products sold by CTG under the Reseller Agreement. Aggregate revenues from CTG under this agreement in 1995 amounted to $1,653,426.

Until March 1994, the Company shared office and training facilities with CTG. Among the activities for which the Company paid or accrued amounts to CTG include: monthly operating, telecommunications and rental expenses for office space used as the Company's corporate headquarters ($43,903 in 1994 and $446,467 in 1993), educational lecturing and rental services ($24,596 in 1994 and $293,350 in 1993), monthly reimbursements for amounts paid to vendors for expenses incurred by the Company ($37,942 in 1994 and $284,981 in 1993), and reimbursement for new computer equipment shipped directly to the Company ($138,517 in 1993). The Company also sold its rights under a product development agreement with a software vendor to CTG for $60,000 (included in other income) during 1994. Amounts paid to CTG were based on actual amounts incurred by CTG on behalf of the Company. Management of the Company believes that these charges represent fair market value.

In 1995, the Company entered into a reseller agreement with Object Power Inc., a Company principally owned by the Company's Chairman of the Board and a stockholder. Under this agreement, Object Power receives a 50% discount from list prices of the Company's software and a 25% discount from list prices on the Company's educational programs and services. Aggregate revenues from Object Power under this agreement in 1995 amounted to $905,965.


In 1995, the Company purchased the source code to a certain technology from Object Power for $500,000. At the date of purchase, the technology had not yet reached the point of technological feasibility and had no alternative future use, and as a result the purchase price was fully expensed. The Company is continuing the development of the technology.

In addition, in 1995 the Company licensed the source code to certain components of its middleware technology to Object Power for an up-front fee of $2,200,000. Use of the components of this technology is restricted to the development and marketing of products that will interoperate with the Company's product line.

The amount due from related parties at December 31, 1995 represents amounts related to the transactions described above with Object Power.

11.   Supplemental Information

The Company made income tax payments of $326,443, $165,062 and $91,920 in 1995, 1994 and 1993, respectively. The Company made interest payments (which also represented interest expense for the periods) of $158,931, $50,136 and $8,853 in 1995, 1994 and 1993, respectively.

Capital lease obligations incurred are considered noncash items and, accordingly, are not reflected in the consolidated statements of cash flow. Capital lease obligations incurred totaled $564,354 during the year ended December 31, 1994.

Other assets at December 31, 1995 include $237,000 of notes receivable from officers of the Company, with interest rates ranging from 6-7/8% to 8%.

Accrued expenses at December 31, 1994 includes $320,353 of accrued commissions.

12.   Significant Customers

Approximately 11% and 15% of the Company's revenue in the years ended December 31, 1995 and 1993, respectively, were from one customer. For the year ended December 31, 1994, no individual customer accounted for greater than 10% of the Company's total revenue.

13.   Industry Segment and Geographic Information

The Company operates in one industry segment representing the design, development, education/training, sales and servicing of software in the open client/server market. Net sales, operating income, and assets by major geographic area are summarized below. Inter-area transfers were not material for the periods presented.

                                             1995          1994         1993
                                        ----------------------------------------
                                          (Restated)    (Restated)
  Revenues from unaffiliated customers:
   United States (including direct
    export sales)                        $25,340,434   $13,438,803   $9,833,999
   Australia                               4,540,738     4,682,101    3,329,308
                                        ----------------------------------------
                                         $29,881,172   $18,120,904  $13,163,307
                                        ========================================

  Income (loss) from operations:
   United States                            $492,743      $106,831     $653,374
   Australia                                (333,133)      395,374      490,296
                                        ----------------------------------------
                                            $159,610   $   502,205  $ 1,143,670
                                        ========================================

  Identifiable assets:
   United States                         $35,017,499   $ 7,936,505  $ 3,341,924
   Australia                               1,629,174     1,539,153      902,337
                                         ---------------------------------------
                                         $36,646,673   $ 9,475,658  $ 4,244,261
                                        ========================================

Export sales from the United States to unaffiliated customers were as follows:

                              1995        1994       1993
                         ------------------------------------
    Korea                  $1,984,157
    Australia               1,299,739    $386,384
    Netherlands             1,051,255     184,800
    China                     702,063
    Japan                     666,634     417,829  $205,254
    England                   544,669     181,230    42,825
    Saudi Arabia              428,000
    India                     239,200
    Canada                     25,225     335,400   133,602
    Ireland                               703,200
    Other international       469,838     500,204   235,361
                         ------------------------------------
                           $7,410,780  $2,709,047  $617,042
                         ====================================

14. Quarterly Results of Operations (Unaudited)


                                   Year ended December 31, 1995:
    Three months ended   March 31      June 30    September 30  December 31
                       -------------------------------------------------------
                        (Restated)   (Restated)
    Net sales            $6,471,684   $7,811,158   $7,996,864    $7,601,466
    Gross profit          5,104,348    6,029,796    6,183,367     5,634,846
    Purchased research
     and development                                              1,372,116
    Acquisition and
     integration costs                                678,655
    Income (loss) from
     operations             771,620      971,017      185,988    (1,769,015)
    Net income (loss)       349,262      848,769      266,976    (1,030,926)
    Net income (loss)
     per common share          $.05         $.10         $.03         $(.14)

                                   Year ended December 31, 1994:
    Three months ended   March 31      June 30    September 30  December 31
                       -------------------------------------------------------
                                                                 (Restated)
    Net sales            $3,394,743   $3,943,660   $5,298,457    $5,484,044
    Gross profit          2,103,069    2,221,436    3,704,996     3,769,924
    Income (loss) from
     operations               5,741      (36,219)     394,783       137,900
    Net income (loss)       (69,778)      71,261      279,115        69,451
    Net income (loss)
     per common share         ($.01)        $.01         $.04          $.01


The acquisition of Jarrah Technologies on August 31, 1995 was accounted for as a pooling of interests, and, accordingly, the previously reported quarterly financial results have been restated to include the accounts and operations of Jarrah Technologies. Quarterly results of operations as listed above differ from those previously reported due to the inclusion of the following amounts related to Jarrah Technologies:

                                   Year ended December 31, 1995:
    Three months ended   March 31      June 30    September 30  December 31
                       -------------------------------------------------------
    Net sales            $1,000,201   $1,396,594   $1,074,059     1,069,884
    Gross profit            469,229      619,928      452,003       595,632
    Purchased research
     and development                                                575,000
    Acquisition and
     integration costs                                 54,655
    Income (loss) from
     operations              13,369       55,719      (46,495)     (440,720)
    Net income (loss)        73,369      111,706      (45,302)     (207,973)
    Net income (loss) per
     common share              $.01         $.01        $(.01)        $(.02)

                                   Year ended December 31, 1994:
    Three months ended     March 31      June 30    September 30  December 31
                       -------------------------------------------------------
    Net sales              $939,614   $1,204,114   $1,259,008    $1,279,367
    Gross profit            415,247      454,173      564,009       444,341
    Income (loss) from
     operations             148,417       71,771      196,230       (31,180)
    Net income (loss)       137,745       62,783      118,959       (15,780)
    Net income per common
     share                     $.02         $.01         $.02          $.00

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following information is included in Item 8.

1.  Financial Statements:
    --------------------

    Report of Ernst & Young LLP, Independent Auditors

    Report of William Buck, Chartered Accountants

    Consolidated Balance Sheets at December 31, 1995 and 1994

    Consolidated Statements of Income for the years ended
      December 31, 1995, 1994 and 1993 (restated)

    Consolidated Statements of Stockholders' Equity (Deficiency) for the years ended December 31, 1995, 1994 and 1993 (restated)

    Consolidated Statements of Cash Flows for the years ended
      December 31, 1995, 1994 and 1993 (restated)

    Notes to Consolidated Financial Statements (restated)

2.  Financial Statement Schedules:
    -----------------------------

    Schedule II-Valuation and Qualifying Accounts

    All other schedules have been omitted because they are not applicable, not required, or the information required is included in the financial statements or notes thereto.

3.  Exhibits:
    --------

    The exhibits are listed in the accompanying Exhibit Index immediately following the Financial Statement Schedules.

(b) Reports on Form 8-K

    None.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       OPEN ENVIRONMENT CORPORATION


                                     By:     /s/ Philip R. Copeland
                                             -----------------------------
                                     Name:   Philip R. Copeland
                                     Title:  Acting Chief Executive
                                             Officer

                                     Date:   October 10, 1996
                                             -----------------------------

                                     By:     /s/ James J. Driscoll
                                             -----------------------------
                                     Name:   James J. Driscoll
                                     Title:  Vice President, Finance and
                                             Administration, Chief Financial
                                             Officer, Secretary and
                                             Treasurer (Principal
                                             Financial Officer and Principal
                                             Accounting Officer)

                                     Date:   October 10, 1996
                                             -------------------------------

                         OPEN ENVIRONMENT CORPORATION

                 SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS


--------------------------------------------------------------------------------------------------------------------------
          COL. A                       COL. B                   COL. C                     COL. D         COL. E
--------------------------------------------------------------------------------------------------------------------------
                                                               Additions
                                                   ---------------------------------
                                                                       Charged to
                                      Balance at       Charged to        Other
                                     Beginning of       Costs and       Accounts-       Deductions-     Balance at End
        Description                     Period           Expenses        Describe       Describe (1)      of Period
--------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1995:
  Deducted from asset accounts:
   Allowance for doubtful
    accounts                         $100,871          $526,198                            $(53,213)       $573,856
                                  ----------------------------------------------------------------------------------------
                                     $100,871          $526,198                            $(53,213)       $573,856
                                  ========================================================================================

Year ended December 31, 1994:
 Deducted from asset accounts:
  Allowance for doubtful
   accounts                           $74,500          $152,000                           $(125,629)       $100,871
                                  ----------------------------------------------------------------------------------------
                                      $74,500          $152,000                           $(125,629)       $100,871
                                  ========================================================================================

Year ended December 31, 1993:
 Deducted from asset accounts:
  Allowance for doubtful
   accounts                           $19,700           $62,800                             $(8,000)        $74,500
                                  ----------------------------------------------------------------------------------------
                                      $19,700           $62,800                             $(8,000)        $74,500
                                  ========================================================================================

(1)  Uncollectible accounts written off, net of recoveries.

                                 EXHIBIT INDEX

Exhibit No.  Description
-----------  -----------

3.1*         Amended and Restated Certificate of Incorporation
3.2*         Amended and Restated By-laws of the Registrant
4.1*         Specimen Stock Certificate
10.1*        Amended and Restated 1993 Employee Stock Option Plan
10.2*        1995 Employee Stock Purchase Plan
10.3*        1995 Director Stock Option Plan
10.4*        Registration Rights Agreement dated as of November 23, 1994 between the Registrant and certain of its stockholders
10.5*        Stockholders Agreement dated November 23, 1994 between the
             Registrant and certain of its stockholders
10.6*        Management Rights Agreement dated November 16, 1994 between the
             Registrant and Hancock Venture Partners IV--Direct Fund L.P.
10.7*        Lease dated as of January 18, 1994 between the Registrant and The
             Abbey Barrett Limited Partnership
10.8*        Loan and Security Agreement between the Registrant and State
             Street Bank and Trust Company
10.9*        Master Promissory Note of the Registrant payable to the order of
             State Street Bank and Trust Company
10.10*       Equipment Note of the Registrant payable to the order of State
             Street Bank and Trust Company
10.11*       Employment Agreement dated March 22, 1994 between the Registrant and Nathan P. Morton
10.12*       Assignment Agreement dated as of November 23, 1994 between the
             Registrant and Cambridge Technology Group, Inc.
10.13*       Reseller Agreement dated November 23, 1994 between the Registrant and Cambridge Technology Group, Inc.
10.14*       Asset Purchase Agreement dated January 1, 1993 between the
             Registrant and Cambridge Technology Group, Inc.
10.15*       License Agreement dated January 1, 1993 between the Registrant and
             Cambridge Technology Group, Inc., as amended August 1, 1994
10.16*       Amendment to Reseller Agreement dated April 6, 1995 between the
             Registrant and Cambridge Technology Group, Inc.
10.17**      Jarrah Technologies Stock Purchase Agreement
11.1         Statement Regarding Computation of Net Income Per Share
21.1         Subsidiaries of the Registrant as of December 31, 1995
23.1         Consent of Ernst & Young LLP, Independent Auditors

23.2         Consent of William Buck, Chartered Accountants

* Incorporated herein by reference from the Company's Registration Statement on Form S-1 (File No. 33-89854) as declared effective by the Securities and Exchange Commission (the "Commission") on April 13, 1995.

** Incorporated by reference from the Company's Form 8-K as filed with the Commission on August 31, 1995.