Form 10-Q/A
period 1996-03-31
OPEN ENVIRONMENT CORP
filed 1996-10-11
CIK 940033

    ======================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


                             --------------------

                                  FORM 10-Q/A

                              AMENDMENT NO. 1 TO
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

                        Commission File Number 0-25794

                             --------------------

                         OPEN ENVIRONMENT CORPORATION
            (Exact name of registrant as specified in its charter)


           DELAWARE                                        04-3168610
(State or other jurisdiction of                           (IRS Employer
 incorporation or organization)                        Identification Number)

                               25 Travis Street
                          Boston, Massachusetts 02134
                   (Address of principal executive offices)
      Registrant's telephone number, including area code: (617) 562-0900

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

    ======================================================================

                         OPEN ENVIRONMENT CORPORATION

                         QUARTERLY REPORT ON FORM 10-Q/A
                      FOR THE PERIOD ENDED MARCH 31, 1996
                                     Index



                                                                           Page
                                                                           ----

PART I - Financial Information

ITEM 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets as of
           March 31, 1996 and December 31, 1995 (restated)                 1

         Condensed Consolidated Statements of Operations for
           the three months ended March 31, 1996 and 1995                  2
           (restated)

         Condensed Consolidated Statements of Cash Flows for
           the three months ended March 31, 1996 and 1995                  3
           (restated)

         Notes to Condensed Consolidated Financial Statements (restated)   4

ITEM 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations, as Amended                 6


PART II - Other Information
                                                                           9
Item 6.  Exhibits and Reports in Form 8-K

Signatures                                                                10

                         PART I. FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements


            OPEN ENVIRONMENT CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Balance Sheets

                                           March 31,    December 31,
                                              1996          1995
                                          ------------- ---------------
                                            (Restated)

ASSETS
Current assets:
 Cash and cash equivalents                $ 8,483,071    $ 7,012,333
 Marketable securities                      8,888,905     10,678,125
 Accounts receivable, net                   4,026,779      7,609,007
 Due from related parties                     149,414      2,362,752
 Due from joint ventures                      899,425      1,428,090
 Prepaid expenses and other
  current assets                            3,000,491      1,676,530

                                         -------------- -------------
   Total current assets                    25,448,085     30,766,837

Property and equipment, net                 3,141,562      3,214,341
Capitalized software costs, net               642,934        800,206
Investment in and advances to joint
 ventures                                     720,630        858,123
Deferred income taxes                                        547,184
Other assets                                  450,041        459,982
                                         -------------- -------------
                                          $30,403,252    $36,646,673
                                         ============== =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Notes payable                            $ 1,051,073    $ 1,545,684
 Accounts payable and accrued
  expenses                                  3,975,642      4,143,880
 Advance billings and customer
  deposits                                    553,910        629,734
 Deferred maintenance revenue                 859,580      1,054,135
 Income taxes payable                                        350,000
 Current portion of capital lease
  obligations                                 140,081        178,904
                                         -------------- -------------
   Total current liabilities                6,580,286      7,902,337

Obligations under capital leases, less
 current portion                                7,616         27,185

Stockholders' equity
 Preferred stock
 Common stock                                  80,686         80,505
 Additional paid-in capital                30,759,103     30,694,500
 Retained earnings (deficit)               (3,524,439)     1,442,146
 Treasury stock                            (3,500,000)    (3,500,000)
                                         -------------- -------------
  Total stockholders' equity               23,815,350     28,717,151
                                         -------------- -------------
                                          $30,403,252    $36,646,673
                                         ============== =============

The accompanying notes are an integral part of these financial statements.

            OPEN ENVIRONMENT CORPORATION AND SUBSIDIARIES
           Condensed Consolidated Statements of Operations


                                          Three Months Ended March 31,
                                               1996          1995
                                          -------------- -------------
                                             (Restated)    (Restated)
Revenues:
 License fees                                $1,522,404    $4,636,531
 Maintenance and service fees                 1,398,933     1,320,491
 Education and training                         297,405       514,662
                                          -------------- -------------
  Total revenues                              3,218,742     6,471,684
                                          -------------- -------------

Cost of revenues:
 Cost of software, maintenance and
  services                                    1,702,691       965,205
 Cost of education and training                 412,682       402,131
                                          -------------- -------------
  Total cost of revenues                      2,115,373     1,367,336
                                          -------------- -------------

Gross profit                                  1,103,369     5,104,348

Operating expenses:
 Selling and marketing                        3,987,624     2,625,153
 General and administrative                     902,466       751,543
 Research and development                     1,377,098       956,032
                                          -------------- -------------
  Total operating expenses                    6,267,188     4,332,728
                                          -------------- -------------

Operating income (loss)                      (5,163,819)      771,620
Equity in loss of joint venture                              (312,384)
Other income (expense)                          197,234         7,453
                                          -------------- -------------
Income (loss) before income taxes            (4,966,585)      466,689
Provision for income taxes                                    117,426
                                          -------------- -------------

Net income (loss)                           ($4,966,585)   $  349,263
                                          ============== =============

Net income (loss) per share                      ($0.66)        $0.05
                                          ============== =============

Weighted average shares outstanding           7,478,430     6,734,840
                                          ============== =============


The accompanying notes are an integral part of these financial statements.


            OPEN ENVIRONMENT CORPORATION AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows

                                           Three Months Ended March 31,
                                                1996           1995
                                           -------------- --------------
                                              (Restated)   (Restated)
Operating activities
Net income (loss)                           ($4,966,585)   $   349,263
Adjustments to net income (loss):
 Depreciation                                   423,553        275,929
 Amortization of capitalized software           158,486         66,490
 Allowance for doubtful accounts                542,651         65,842
 Equity in loss of joint venture                               312,384
 Deferred income taxes                          833,791       (175,777)
 Changes in operating assets and
  liabilities:
   Accounts receivable                        3,064,875     (2,129,656)
   Due from related party                     2,213,338
   Prepaid expenses and other current
    assets                                   (1,577,219)      (357,474)
   Due from joint venture                       528,665         15,104
   Other assets                                  12,869         20,723
   Accounts payable and accrued expenses       (221,005)       310,839
   Advance billings and customer deposits       (88,305)        47,341
   Deferred maintenance revenue                (194,555)        31,529
   Income taxes payable                        (348,827)        27,746
   Due to related party                         (25,409)        (2,348)
                                           -------------- --------------
Net cash provided by (used in)
 operating activities                           356,323     (1,142,065)

Investing activities
Purchase of marketable securities           (13,107,516)
Proceeds from maturities of
 marketable securities                       14,899,388
Investment in and advances to joint
 ventures                                       136,700        (63,302)
Purchase of property and equipment             (337,060)      (794,531)
Additions to capitalized software                              (87,414)
                                           -------------- --------------
Net cash provided by (used in)
 investing activities                         1,591,512       (945,247)

Financing activities
Net proceeds (repayments) of notes
 payable to bank                               (354,530)       828,928
Repayment of capital lease obligations         (198,473)       (58,162)
Exercise of stock options                        64,785         66,900
                                           -------------- --------------
Net cash provided by (used in)
 financing activities                          (488,218)       837,666
                                           -------------- --------------

Effect of exchange rates on cash                 11,121        (17,634)

Net increase (decrease) in cash and
 equivalents                                  1,470,738     (1,267,280)
Cash and equivalents at beginning of
 period                                       7,012,333      1,693,118
                                           -------------- --------------

Cash and equivalents at end of period      $  8,483,071   $    425,838
                                           ============== ==============

The accompanying notes are an integral part of these financial statements.

                 OPEN ENVIRONMENT CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  Basis of Presentation

The unaudited condensed consolidated financial statements presented have been prepared by Open Environment Corporation and subsidiaries (the "Company") without audit and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the financial results for the interim periods shown. The results of operations for the interim periods shown in this report are not necessarily indicative of results for any future interim period or for the entire fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted, although the Company believes that the disclosures included are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements and the notes included herein should be read in conjunction with the financial statements and notes for the fiscal year ended December 31, 1995 included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 1, 1996 as amended on Form 10-K/A as filed with the Securities and Exchange Commission on October 11, 1996.

Restatement of Financial Statements

In December 1995, the Company entered into an agreement (the "Reseller Agreement") with a reseller (the "Reseller") whereby the Reseller agreed to purchase products from the Company. In the first quarter of 1996, the Company sold and shipped to the Reseller an aggregate of $2,500,000 worth of products. The Reseller Agreement provided the Reseller with certain product return and exchange rights, and, therefore, the Company established a reserve in the first quarter of 1996 of $1,440,000 to provide for potential returns from the Reseller. Based on the actual product return and exchange rate experienced under the Reseller Agreement, the Company increased the reserve by $400,000 in the second quarter of 1996. This product return and exchange rate was higher than originally anticipated by the Company. After a review by the staff of the Securities and Exchange Commission of the Company's reports filed pursuant to the Securities Exchange Act of 1934 (the "Reports"), the Company determined that due to the high return and exchange rate, that the Company did not have a sufficient basis under generally accepted accounting principles to estimate the amount of returns and exchanges and therefore should have recognized revenue as the Reseller actually sold product to its customers. This amended Report reflects the restatement of the Company's financial statements to recognize revenues under the Reseller Agreement as the Reseller sells product to its customers.

The following summarizes the effect of the restatement on the condensed consolidated financial statements of the Company for the period presented:


                                               As
                                            Reported            Restated
                                            --------            --------
Three months ended March 31, 1996
 Revenues                                   4,278,742           3,218,742
 Cost of software, maintenance and services 1,843,691           1,702,691
 Gross profit                               2,022,369           1,103,369
 Net loss                                  (4,047,585)         (4,966,585)
 Net loss per share                              (.54)               (.66)
 Accounts receivable                        5,086,779           4,026,779
 Total assets                              31,463,252          30,403,252
 Accounts payable and accrued expenses      4,116,642           3,975,642
 Stockholders' equity                      24,734,350          23,815,350

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


4.  Related Party Transactions

The Company entered into a reseller agreement with Cambridge Technology Group, Inc. ("CTG"). CTG is principally owned by the Company's Chairman of the Board and a major stockholder. Under the terms of the reseller agreement, as amended, CTG was appointed as a non-exclusive reseller of the Company's products in the U.S. and Canada effective February 1, 1995. Prior to February 1, 1995, CTG did not distribute the Company's products. Pursuant to this agreement, CTG receives a 50% discount from list prices of the Company's software and a 30% discount from list prices on the Company's educational programs. The Company is permitted to cancel the agreement at any time upon payment to CTG of a termination fee equal to $2,500,000 less 20% of aggregate list price value of software products sold by CTG under the reseller agreement. The Company made no sales to CTG under this agreement during the three months ended March 31, 1996. Sales to CTG under this agreement during the three months ended March 31, 1995 amounted to $350,000.

In June 1995, the Company entered into a reseller agreement with OneWave Inc.(formerly Business@Web and Object Power Inc.), a Company principally owned by the Company's Chairman of the Board and a major stockholder. Under this agreement, OneWave Inc. receives a 50% discount from list prices of the Company's software and a 25% discount from list prices on the Company's educational programs and services. Aggregate revenues from OneWave Inc. under this agreement during the three months ended March 31, 1996 amounted to $11,000.

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

For a discussion of uncertainties associated with the Company's business, see Management's Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 1995 included in the Company's Annual Report on Form 10-K as amended on Form 10-K/A as filed with the Securities and Exchange Commission on October 11, 1996.

Restatement of Financial Statements

In December 1995, the Company entered into an agreement (the "Reseller Agreement") with a reseller (the "Reseller") whereby the Reseller agreed to purchase products from the Company. In the first quarter of 1996, the Company sold and shipped to the Reseller an aggregate of $2,500,000 worth of products. The Reseller Agreement provided the Reseller with certain product return and exchange rights, and, therefore, the Company established a reserve in the first quarter of 1996 of $1,440,000 to provide for potential returns from the Reseller. Based on the actual product return and exchange rate experienced under the Reseller Agreement, the Company increased the reserve by $400,000 in the second quarter of 1996. This product return and exchange rate was higher than originally anticipated by the Company. After a review by the staff of the Securities and Exchange Commission of the Company's reports filed pursuant to the Securities Exchange Act of 1934 (the "Reports"), the Company determined that due to the high return and exchange rate, that the Company did not have a sufficient basis under generally accepted accounting principles to estimate the amount of returns and exchanges and therefore should have recognized revenue as the Reseller actually sold product to its customers. This amended Report reflects the restatement of the Company's financial statements to recognize revenues under the Reseller Agreement as the Reseller sells product to its customers.

The following summarizes the effect of the restatement on the condensed consolidated financial statements of the Company for the period presented.


                                                    As
                                                  Reported           Restated
                                                  --------           --------
Three months ended March 31, 1996
    Revenues                                      4,278,742          3,218,742
    Cost of software, maintenance and services    1,843,691          1,702,691
    Gross profit                                  2,022,369          1,103,369
    Net loss                                     (4,047,585)        (4,966,585)
    Net loss per share                                 (.54)              (.66)
    Accounts receivable                           5,086,779          4,026,779
    Total assets                                 31,463,252         30,403,252
    Accounts payable and Accrued expenses         4,116,642          3,975,642
    Stockholders' equity                         24,734,350         23,815,350

Results of Operations
---------------------

Total revenues decreased 50% to $3,219,000 in the three months ended March 31, 1996 from $6,472,000 in the three months ended March 31, 1995. The revenue decreases were largely attributable to a decline in software license fees, which decreased to $1,522,000 in the three months ended March 31, 1996 from $4,637,000 in the three months ended March 31, 1995. Software revenues accounted for 47% of total revenues for the three months ended March 31, 1996 as compared to 72% for the three months ended March 31, 1995.

Such revenue decreases can be attributed to a number of factors. The Company's continued reliance on major transactions each quarter to reach revenue targets give rise to an associated risk of revenue shortfall if such transactions are delayed or fail to close. The Company closed no large orders of over $250,000 in the first quarter of 1996 compared to closing four large orders of over $250,000 each in the first quarter of 1995. Additionally, the sales cycle of the Company's products has increased from 6 to 9 months to approximately 9 to 12 months due to an inconsistent marketing message, making it even more difficult for the Company to forecast revenues for any given period until such period has ended. Based on its analysis of operations for the period ending March 31, 1996, it is now the Company's business judgement that the manner in which it marketed products has been too broad and, in particular, that the Company has marketed its products into too many market segments and to companies at too many stages of distributed client/server application development and deployment. This included expansion of the Company's marketing efforts to include desktop and first generation users in addition to users more experienced with management of computer operations in a client/server environment. We believe that this has contributed to the lengthtening in OEC's sales cycle in the following manners: a changing product positioning detracted from the clear understanding of our existing customer base and some qualified leads, thus extending the decision process; such a strategy resulted in certain leads entering the sales pipeline when, based on the development of additional data, such leads later did not appear likely to meet the criteria for qualified lead and, therefore, generate appropriate sales; these factors also caused certain operational challenges within the Company's sales and marketing organization, including the re-education of sales personnel, development of new sales and seminar presentations and marketing collateral, and changes in the Company's product development plans. Further, revenues from reselling certain software products by the Company's Australian subsidiary have decreased as that operation transitions from such resale activities to the sale of the Company's Entera product line. The Australian subsidiary had sales of $618,000 in the first quarter of 1996 compared to $1,000,000 in the first quarter of 1995, the decrease largely related to the decline in the resale of Gupta software products.

The Company believes that it must refocus its sales and marketing strategy in order to address these shortfalls in revenue, reduce sales cycles and diminish its dependence on a limited number of large transactions. Management believes that the Company's marketing strategy has been too broad, and that it needs to more clearly define the Company's products and its message. To that end, it plans to target a specific segment of the client/server market: organizations having an installed base of first generation client/server tools who need to build and manage highly-scalable, client/server applications within the enterprise or the Internet. The Company plans to, among other things, develop more focused marketing programs and collaterals, and to hire additional sales and sales support personnel with experience in selling to enterprise organizations.

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

Revenues from Open Environment Australia Pty. Ltd. and other international customers accounted for $1,336,000 (42%) of total net revenues for the three months ended March 31, 1996, as compared to $2,969,000 (46%) for the three months ended March 31, 1995. This decrease is attributable to the decrease in revenues from Open Environment Australia as noted above as well as the lack of major international transactions in the first quarter of 1996 and the timing of orders from international resellers. The Company believes that international sales will continue to represent a significant portion of the Company's net revenue. However, the percentage of revenue derived from international sales may fluctuate based on the timing of orders from international customers and resellers and the addition of new international customers and resellers.


The Company is in the early stages of addressing the shortfalls in revenue, and while management believes that it is taking the appropriate actions to address these shortfalls, there can be no assurance that such actions will result in a discontinuation of the adverse results reported in the three months ended March 31, 1996.


Cost of revenues increased to $2,115,000 for the three months ended March 31, 1996 from $1,367,000 for the three months ended March 31, 1995, and gross profits decreased to 34% for the three months ended March 31, 1996 from 79% for the three months ended March 31, 1995. The increase in cost of revenues was due to increased headcount in the services organization and an increase in sublicense fees paid to third parties to $131,000 in the three months ended March 31, 1996 from zero in the three months ended March 31, 1995. The Company's cost structure is predominantly fixed in the short term because it largely represents personnel and the infrastructure necessary to support them. A shortfall in revenues has a direct and immediate impact on the Company's gross profits and operating profitability due to the Company's inability to react to a revenue shortfall from a cost perspective in the near term. Fixed costs that are classified as cost of revenues include personnel costs in the education, services and maintenance departments as well as amortization of capitalized software.

Selling and marketing expenses increased to $3,988,000 in the three months ended March 31, 1996 from $2,625,000 in the three months ended March 31, 1995. These increases are the result of the hiring of additional personnel and increased marketing programs as the Company continues to develop its direct sales force, build its marketing channels and increase its promotional activities to broaden market awareness. The Company expects to continue to invest a significant amount of its resources in its selling and marketing efforts.


Bad debt expense increased significantly to $543,000 in the three months ended March 31, 1996 from $66,000 in the three months ended March 31, 1995, primarily as a result of the provision of approximately $475,000 as a direct result of the deteriorated aging of two international accounts, one of which is a reseller in Saudi Arabia and the other is an end-user in India. The Company has been pursuing collection of these balances, but has been unsuccessful in obtaining cooperation from the customers and although the Company is still pursuing collection of the balances, management provided for these amounts given their age and uncertainty.

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

Research and development expenses increased to $1,377,000 in the three months ended March 31, 1996 from $956,000 in the three months ended March 31, 1995. These increases reflect significant personnel increases in the research and development department. No software development costs were capitalized under FAS 86 for the three months ended March 31, 1996, while amortization of previously capitalized software amounted to $158,000, as compared to capitalization of $87,000 and amortization expense of $66,000 for the three months ended March 31, 1995. The decrease in software development costs capitalized in the three months ended March 31, 1996 was due to the fact that minimal activities were devoted to projects at the point of technological feasibility as defined by FAS 86. The Company expects to continue to increase its research and development expenses to keep pace with the technological needs of the marketplace.

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

Other income increased to $197,000 in the three months ended March 31, 1996 from $7,000 in the three months ended March 31, 1995. This increase reflects the income generated from the remaining investment of the net proceeds of the initial public offering of the Company's common stock in April 1995.

Liquidity and Capital Resources
-------------------------------

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

In the event that the Company continues to experience significant losses and is unable to consummate a strategic transaction or sale of its business, management of the Company anticipates that it would require additional sources of working capital by the beginning of 1997. In the absence of a strategic transaction or sale of its business, the Company would therefore be required to make significant reductions in its rate of expenditures during 1996 in order to defer the requirement to obtain additional working capital, and would, in the absence of being able to reduce expenditures appropriately on a timely basis, face the need to obtain additional working capital either through private financing or alternatively sell the Company. There is no assurance that if the Company seeks additional financing in the future, such financing will be available upon acceptable terms, if at all.

                          PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------

  A.  Exhibits

       Exhibit 11.1 - Statement regarding computation of Net Income (Loss) Per Share. (restated)


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