Form 10-Q/A
period 1996-06-30
OPEN ENVIRONMENT CORP
filed 1996-10-11
CIK 940033

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

                          OPEN ENVIRONMENT CORPORATION

                        QUARTERLY REPORT ON FORM 10-Q/A
                       FOR THE PERIOD ENDED JUNE 30, 1996
                                     INDEX

                                                                         Page
                                                                         ----
PART I - FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets as of June 30, 1996
            and December 31, 1995 (restated)                                1

          Condensed Consolidated Statements of Operations for the three months ended June 30, 1996 and 1995 and the six months
            ended June 30, 1996 and 1995 (restated)                         2

          Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 1996 and 1995 and the six months
            ended June 30, 1996 and 1995 (restated)                         3

          Notes to Condensed Consolidated Financial Statements (restated)   4

ITEM 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations, as Amended                 6

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                  10

SIGNATURES                                                                 11

                         PART I. FINANCIAL INFORMATION


ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 OPEN ENVIRONMENT CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                            JUNE 30,     DECEMBER 31,
                                              1996           1995
                                           ---------     ------------
                                           (Restated)

ASSETS
Current assets:
    Cash and cash equivalents             $  5,356,953    $ 7,012,333
    Marketable securities                    7,074,662     10,678,125
    Accounts receivable, net                 4,131,432      7,609,007
    Due from related parties                                2,362,752
    Due from joint ventures                    440,465      1,428,090
    Prepaid expenses and other
     current assets                          3,018,312      1,676,530
                                             ---------     ----------
      Total current assets                  20,021,824     30,766,837

Property and equipment, net                  2,756,927      3,214,341
Capitalized software costs, net                500,794        800,206
Investment in and advances to joint
 ventures                                      600,449        858,123
Deferred income taxes                                         547,184
Other assets                                   553,259        459,982
                                          ------------    -----------
                                          $ 24,433,253    $36,646,673
                                          ============    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Notes payable                         $  1,761,733    $ 1,545,684
    Accounts payable and accrued
     expenses                                4,979,343      4,143,880
    Advance billings and customer
     deposits                                  622,786        629,734
    Deferred maintenance revenue               701,395      1,054,135
    Income taxes payable                                      350,000
    Current portion of capital lease
     obligations                               105,990        178,904
                                           -----------     ----------
      Total current liabilities              8,171,247      7,902,337

Obligations under capital leases, less
 current portion                                               27,185

Stockholders' equity:
    Preferred Stock
    Common Stock                                81,216         80,505
    Additional paid-in capital              30,884,254     30,694,500
    Retained earnings (deficit)            (11,203,464)     1,442,146
    Treasury stock                          (3,500,000)    (3,500,000)
                                          ------------     ----------
      Total stockholders' equity            16,262,006     28,717,151
                                          ------------    -----------
                                          $ 24,433,253    $36,646,673
                                          ============    ===========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                                           OPEN ENVIRONMENT CORPORATION AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                         THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,

                                              1996          1995         1996           1995
                                         -------------  ------------  ------------   -----------
                                           (Restated)    (Restated)    (Restated)     (Restated)
Revenues:
    Software                              $  1,881,428  $  5,714,412  $  3,403,832   $10,350,944
    Maintenance and service fees             1,440,746     1,556,935     2,839,679     2,877,426
    Education and training                     287,054       539,811       584,459     1,054,472
                                          -------------  ------------  -------------  -----------
      Total revenues                         3,609,228     7,811,158     6,827,970    14,282,842

Cost of revenues:
    Cost of software, maintenance
      and services                           2,145,860     1,384,464     3,848,551     2,349,670
    Cost of education and training             268,969       396,898       681,651       799,028
                                         -------------  ------------  ------------  ------------
      Total cost of revenues                 2,414,829     1,781,362     4,530,202     3,148,698
                                         -------------  ------------  ------------  ------------
Gross profit                                 1,194,399     6,029,796     2,297,768    11,134,144

Operating expenses:
    Selling and marketing                    4,586,128     3,073,036     8,573,752     5,698,190
    General and administrative                 999,301       933,776     1,901,767     1,685,320
    Research and development                 1,500,173     1,051,966     2,877,271     2,007,997
    Provision for restructuring
      charges                                1,083,114                   1,083,114
                                         -------------  ------------  ------------  ------------
      Total operating expenses               8,168,716     5,058,778    14,435,904     9,391,507
                                         -------------  ------------  ------------  ------------

Operating income (loss)                     (6,974,317)      971,018   (12,138,136)    1,742,637
Equity in income (loss) of
      joint venture                                           38,741                    (273,643)
Other income (expense), net                    142,789       189,957       340,023       197,410
                                         -------------  ------------  -------------  ------------
Income (loss) before income taxes           (6,831,528)    1,199,716   (11,798,113)    1,666,404
Provision for income taxes                     847,497       350,947       847,497       468,372
                                         -------------  ------------  ------------  ------------
Net income (loss)                          ($7,679,025)   $  848,769  ($12,645,610)  $ 1,198,032
                                         =============  ============  ============  ============
Net income (loss) per share                     ($1.02)        $0.10        ($1.69)        $0.16
                                         =============  ============ =============  ============

Dividends                                                 $  141,844                 $   141,844
                                                        ============                ============

Dividends per share                                            $0.02                       $0.02
                                                        ============                ============

Weighted average shares
      outstanding                            7,516,884     8,341,663     7,497,657     7,616,507
                                         =============  ============  ============  ============

                            THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.



                 OPEN ENVIRONMENT CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     SIX MONTHS ENDED JUNE 30,
                                                         1996           1995
                                                    ------------    -----------
                                                      (Restated)     (Restated)
OPERATING ACTIVITIES
Net income (loss)                                   ($12,645,610)  $  1,198,032
Adjustments to net income (loss):
  Depreciation                                           860,039        604,311
  Amortization of capitalized software                   322,271        135,571
  Allowance for doubtful accounts                        640,230        131,349
  Provision for restructuring charges                    786,451
  Equity in loss of joint venture                         (3,239)       273,643
  Deferred income taxes                                  847,497       (223,703)
  Changes in operating assets and liabilities:
    Accounts receivable                                2,974,802     (3,957,674)
    Due from related parties                           2,212,969         (2,347)
    Prepaid expenses and other current assets         (1,976,063)      (577,523)
    Due from joint venture                               987,625       (197,114)
    Other assets                                         (97,014)      (282,098)
    Accounts payable and accrued expenses                776,007        763,808
    Advance billings and customer deposits               (24,211)       (64,204)
    Deferred maintenance revenue                        (352,740)       (92,922)
    Income taxes payable                                (304,609)       337,204
                                                      -----------    -----------
NET CASH USED IN OPERATING ACTIVITIES                 (4,995,595)    (1,953,667)

INVESTING ACTIVITIES
Purchase of marketable securities                    (11,234,563)   (19,899,170)
Proceeds from maturities of
 marketable securities                                14,840,423      8,055,212
Investment in and advances to joint ventures             115,315       (384,537)
Purchase of property and equipment                      (640,224)    (1,336,659)
Additions to capitalized software                        (21,567)      (166,828)
                                                     ------------   -----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES    3,059,384    (13,731,982)


FINANCING ACTIVITIES
Net proceeds of notes payable to bank                    216,049      1,362,203
Repayment of capital lease obligations                  (150,435)      (117,696)
Net proceeds from issuance of Common Stock                           22,996,104
Dividends paid                                                         (141,844)
Exercise of stock options                                125,067         91,978
Issuance of Common Stock under stock purchase plan        65,398
                                                     -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                256,079     24,190,745
                                                     -----------    -----------
Effect of exchange rates on cash                          24,752        (48,371)

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS       (1,655,380)     8,456,725
Cash and equivalents at beginning of period            7,012,333      1,693,118
                                                     ------------   -----------
CASH AND EQUIVALENTS AT END OF PERIOD                $ 5,356,953   $ 10,149,843
                                                     ============   ===========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                 OPEN ENVIRONMENT CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION


The unaudited condensed consolidated financial statements presented have been prepared by Open Environment Corporation and subsidiaries (the "Company") without audit and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the financial results for the interim periods shown. The results of operations for the interim periods shown in this report are not necessarily indicative of results for any future interim period or for the entire fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted, although the Company believes that the disclosures included are adequate to make the information presented not misleading. The condensed consolidated financial statements and the notes included herein should be read in conjunction with the financial statements and notes for the fiscal year ended December 31, 1995 included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 as amended on Form 10-K/A as filed with the Securities and Exchange Commission on October 11, 1996.

Restatement of Financial Statements

In December 1995, the Company entered into an agreement (the "Reseller Agreement") with a reseller (the "Reseller") whereby the Reseller agreed to purchase products from the Company. In the first quarter of 1996, the Company sold and shipped to the Reseller an aggregate of $2,500,000 worth of products. The Reseller Agreement provided the Reseller with certain product return and exchange rights, and, therefore, the Company established a reserve in the first quarter of 1996 of $1,440,000 to provide for potential returns from the Reseller. Based on the actual product return and exchange rate experienced under the Reseller Agreement, the Company increased the reserve by $400,000 in the second quarter of 1996. This product return and exchange rate was higher than originally anticipated by the Company. After a review by the staff of the Securities and Exchange Commission of the Company's reports filed pursuant to the Securities Exchange Act of 1934 (the "Reports"), the Company determined that due to the high return and exchange rate, that the Company did not have a sufficient basis under generally accepted accounting principles to estimate the amount of returns and exchanges and therefore should have recognized revenue as the Reseller actually sold product to its customers. This amended Report reflects the restatement of the Company's' financial statements to recognize revenues under the Reseller Agreement as the Reseller sells product to its customers.



   The following summarizes the effect of the restatement on the condensed consolidated financial statements of the Company for the periods presented:



                                             Quarter Ended                             Six Months Ended
                                              June 30,1996                               June 30, 1996
                                   As Reported            Restated             As Reported             Restated
                                  --------------        -----------          ---------------         -----------
Revenues                            $ 2,756,228         $ 3,609,228            $  7,034,970        $  6,827,970
Cost of software, maintenance
  and services                        2,004,860           2,145,860               3,848,551           3,848,551
Gross profit                            482,399           1,194,399               2,504,768           2,297,768
Net loss                             (8,391,025)         (7,679,025)            (12,438,610)        (12,645,610)
Net loss per share                        (1.12)              (1.02)                  (1.66)              (1.69)
Accounts receivable                   4,338,432           4,131,432               4,338,432           4,131,432
Total assets                         24,640,253          24,433,253              24,640,253          24,433,253
Accounts payable and
  accrued expenses                    4,979,343           4,979,343               4,979,343           4,979,343
Stockholders' equity                 16,469,006          16,262,006              16,469,006          16,262,006

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

Prior to 1994, the Company's focus was largely educational in nature. During 1994, the Company began to shift its focus from educational services to software development and licensing in order to capitalize on the growing demand for its products and services which had been generated by the Company's education seminars. In the early stages of this transition, the Company's educational services provided the Company with name recognition and introductory marketing opportunities. However, as the Company has transitioned to the business of developing and licensing software, its continued growth is increasingly based on a growing installed base, the continued acceptance by that installed base of the Company's products, increased distribution and marketing channels and technological competitiveness, rather than a continued emphasis on educational services. This evolution has caused the Company to shift the focus of its education offerings from marketing to post-sales training and customer support. As the Company shifted its focus to software development and licensing, it also expanded its efforts in international markets, including the establishment of joint ventures in Japan in 1994, Korea in 1995 and China/Hong Kong in 1996 and the acquisition of Jarrah Technologies Pty. Limited ("Jarrah Technologies", "Open Environment Australia") in 1995.


On May 11, 1996, the Company signed a definitive agreement to merge with a wholly-owned subsidiary of Borland International, Inc. ("Borland"). This agreement was amended on July 31, 1996. Completion of the merger is subject to the approval of the stockholders of the Company. The merger is more fully disclosed in the combined Prospectus/Proxy Statement contained in the Registration Statement on Form S-4 to be filed by Borland with the Securities and Exchange Commission (the "Commission") on or about October 11, 1996.


For a discussion of uncertainties associated with the Company's business, see Management's Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 1995 included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, as amended on Form 10-K/A as filed with the Securities and Exchange Commission on October 11, 1996.

RESTATEMENT OF FINANCIAL STATEMENTS
-----------------------------------

In December 1995, the Company entered into an agreement (the "Reseller Agreement") with a reseller (the "Reseller") whereby the Reseller agreed to purchase products from the Company. In the first quarter of 1996, the Company sold and shipped to the Reseller an aggregate of $2,500,000 worth of products. The Reseller Agreement provided the Reseller with certain product return and exchange rights, and, therefore, the Company established a reserve in the first quarter of 1996 of $1,440,000 to provide for potential returns from the Reseller. Based on the actual product return and exchange rate experienced under the Reseller Agreement, the Company increased the reserve by $400,000 in the second quarter of 1996. This product return and exchange rate was higher than originally anticipated by the Company. After a review by the staff of the Securities and Exchange Commission of the Company's reports filed pursuant to the Securities Exchange Act of 1934 (the "Reports"), the Company determined that due to the high return and exchange rate, that the Company did not have a sufficient basis under generally accepted accounting principles to estimate the amount of returns and exchanges and therefore should have recognized revenue as the Reseller actually sold product to its customers. This amended Report reflects the restatement of the Company's' financial statements to recognize revenues under the Reseller Agreement as the Reseller sells product to its customers.


     The following summarizes the effect of the restatement on the condensed consolidated financial statements of the Company for the periods presented:

                                 Quarter Ended June 30, 1996          Six Months Ended June 30, 1996
                                As Reported          Restated          As Reported         Restated
                               -------------      -------------       -------------      -------------
Revenues                          2,756,228          3,609,228            7,034,970           6,827,970
Cost of software,
  maintenance and services        2,004,860          2,145,860            3,848,551           3,848,551
Gross profit                        482,399          1,194,399            2,504,768           2,297,768
Net loss                         (8,391,025)        (7,679,025)         (12,438,610)        (12,645,610)
Net loss per share                    (1.12)             (1.02)               (1.66)              (1.69)
Accounts receivable               4,338,432          4,131,432            4,338,432           4,131,432
Total assets                     24,640,253         24,433,253           24,640,253          24,433,253
Accounts payable and
  accrued expenses                4,979,343          4,979,343            4,979,343           4,979,343
Stockholders' equity             16,469,006         16,262,006           16,469,006          16,262,006


Total revenues decreased 54% to $3,609,000 in the three months ended June 30, 1996 from $7,811,000 in the three months ended June 30, 1995, and to $6,828,000 in the six months ended June 30, 1996 from $14,283,000 in the six months ended June 30, 1995. The revenue decreases were largely attributable to a decline in software license fees, which decreased to $1,881,000 in the three months ended June 30, 1996 from $5,714,000 in the three months ended June 30, 1995, and to $3,404,000 in the six months ended June 30, 1996 from $10,351,000 in the six months ended June 30, 1995. Software revenues accounted for 52% of total revenues for the three months ended June 30, 1996 as compared to 73% for the three months ended June 30, 1995.

These revenue decreases are attributable to a number of factors. The Company continues to rely on major transactions each quarter to reach revenue targets. Such reliance carries the associated risk of revenue shortfall if such transactions are delayed or fail to close. The Company closed no transactions over $250,000 in the three months ended June 30, 1996 as compared to closing six transactions over $250,000 in the three months ended June 30, 1995. The pending merger with Borland has caused certain customers to postpone purchases until the completion of the merger, as these customers have expressed their desire to see the impact of the merger on the Company's products prior to making significant financial investments in the Company's products.

The Company currently experiences an extended sales cycle of approximately 9 to 12 months for its products. An inconsistent marketing message has lengthened this sales cycle beyond the 6 to 9 months experienced in the past, which has made it even more difficult for the Company to forecast revenues for any given period until such period has ended. Based on its analysis of operations for the period ending March 31, 1996, it is now the Company's business judgement that the manner in which it marketed products has been too broad and, in particular, that the Company has marketed its products into too many market segments and to companies at too many stages of distributed client/server application development and deployment. This included expansion of the Company's marketing efforts to include desktop and first generation users in addition to users more experienced with management of computer operations in a client/server environment. We believe that this has contributed to the lengthening in OEC's sales cycle in the following manners: a changing product positioning detracted from the clear understanding of our existing customer base and some qualified leads, thus extending the decision process; such a strategy resulted in certain leads entering the sales pipeline when, based on the development of additional data, such leads later did not appear likely to meet the criteria for qualified lead and, therefore, generate appropriate sales; these factors also caused certain operational challenges within the Company's sales and marketing organization, including the re-education of sales personnel, development of new sales and seminar presentations and marketing collateral, and changes in the Company's product development plans.

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


Revenues from Open Environment Australia and other international customers accounted for $1,272,000 (35%) of total net revenues for the three months ended June 30, 1996, as compared to $3,393,000 (43%) for the three months ended June 30, 1995, and $2,609,000 (38%) for the six months ended June 30, 1996, as compared to $6,362,000 (45%) for the six months ended June 30, 1995. This decrease is attributable to the decrease in revenues from Open Environment Australia as noted above as well as the lack of major international transactions in the first quarter of 1996 and the timing of orders from international resellers. The Company believes that international sales will continue to represent a significant portion of the Company's net revenue. However, the percentage of revenue derived from international sales may fluctuate based on the timing of orders from international customers and resellers and the addition of new international customers and resellers.


Cost of revenues increased to $2,415,000 for the three months ended June 30, 1996 from $1,781,000 for the three months ended June 30, 1995, and to $4,530,000 in the six months ended June 30, 1996 from $3,149,000 in the six months ended June 30, 1995. Gross profits decreased to 33% for the three months ended June 30, 1996 from 77% for the three months ended June 30, 1995, and to 34% for the six months ended June 30, 1996 from 78% for the six months ended June 30, 1995. The increase in cost of revenues is due primarily to increased staffing in the services department, as the Company has hired additional personnel to serve the continued demand for project related services. The decrease in gross profit is the result of decreases in revenues without corresponding cost reductions. The Company's cost structure is predominantly fixed in the short term because it largely represents personnel and the infrastructure necessary to support them. A shortfall in revenues has a direct and immediate impact on the Company's gross profits and operating profitability due to the Company's inability to react to a revenue shortfall from a cost perspective in the near term. Fixed costs that are classified as cost of revenues include personnel costs in the education, services and maintenance departments as well as amortization of capitalized software.

Selling and marketing expenses increased to $4,586,000 in the three months ended June 30, 1996 from $3,073,000 in the three months ended June 30, 1995, and to $8,574,000 in the six months ended June 30, 1996 from $5,698,000 in the six months ended June 30, 1995. These increases are the result of the hiring of additional personnel and increased marketing programs as the Company continues to develop its direct sales force, build its marketing channels and increase its promotional activities to broaden market awareness. The Company expects to continue to invest a significant amount of its resources in its selling and marketing efforts. In addition, the Company recorded specific additional reserves for potential bad debts of $475,000 in the six months ended June 30, 1996 as a direct result of the deteriorated aging of two international accounts, one of which is a reseller in Saudi Arabia and the other is an end-user in India. The Company has been pursuing collection of these balances, but has been unsuccessful in obtaining cooperation from the customers, and although the Company is still pursuing collection of the balances, management provided for these amounts given their age and uncertainty.

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


Research and development expenses increased to $1,500,000 in the three months ended June 30, 1996 from $1,052,000 in the three months ended June 30, 1995, and to $2,877,000 in the six months ended June 30, 1996 from $2,008,000 in the six months ended June 30, 1995. These increases reflect personnel increases in the research and development department, increases in contracted work for certain porting activities to various platforms and international localization efforts for certain of the Company's products. Also contributing to the increases in research and development expenses was the fact that only $22,000 of software development costs were capitalized under FAS 86 for the six months ended June 30, 1996, as compared to $87,000 and $167,000 in the three and six month periods ended June 30, 1995, respectively. Amortization of previously capitalized software, which is included in the cost of software, amounted to $158,000 and $322,000 in the three and six month periods ended June 30, 1996, respectively, as compared to $66,000 and $136,000 in the three and six month periods ended June 30, 1995, respectively. The decrease in software development costs capitalized in 1996 was due to the fact that minimal activities were devoted to projects at the point of technological feasibility as defined by FAS 86. The Company expects to continue to increase its research and development expenses to keep pace with the technological needs of the marketplace.


The Company recorded a provision for restructuring charges of $1,083,000 in the three month period ended June 30, 1996. Charges included the write-off of inventory and prepaid royalties related to the Company's Learning Center division, as the Company has discontinued all activities related to the Leaning Center ($381,000), the write-off of certain assets related to worldwide education facilities, as the Company is no longer operating such facilities ($302,000), severance costs ($254,000), the write-off of the Company's investment in a failed joint venture ($81,000), and other miscellaneous related costs ($65,000). Substantially all of these charges were incurred prior to June 30, 1996.

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


Other income decreased to $143,000 in the three months ended June 30, 1996 from $190,000 in the three months ended June 30, 1995, but increased to $340,000 in the six months ended June 30, 1996 from $197,000 in the six months ended June 30, 1995. The decrease for the three months ended June 30, 1996 reflects the reduction of income generated from the remaining investment of the net proceeds of the initial public offering of the Company's common stock in April 1995. Those invested balances have decreased with the Company's recent operating losses.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

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

  Exhibit 10.2 - Amendment No. 1 to the Merger Agreement dated as of July 31, 1996, by and among Borland International, Inc., Aspen Acquisition Corporation and the Company (incorporated by reference to the Company's Form 10-Q filed with the Commission on August 12, 1996).

  Exhibit 11.1 - Statement regarding computation of Net Income (Loss) Per Share (restated).

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


                              OPEN ENVIRONMENT CORPORATION


Date:  October 10, 1996

                          By: /s/ Philip R. Copeland
                             ---------------------------------------------------
                             Philip R. Copeland, Acting Chief Executive Officer (Principal Executive Officer)


                          By: /s/ James J. Driscoll
                             ---------------------------------------------------
                             James J. Driscoll, Vice President of Finance
                             (Principal Financial Officer and Principal
                             Accounting Officer)