Form 10-Q
period 1996-09-30
OPEN ENVIRONMENT CORP
filed 1996-11-14
CIK 940033

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                              ____________________

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

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

     The Registrant had 7,562,749 shares of Common Stock, $.01 par value, outstanding as of November 4, 1996.

                          OPEN ENVIRONMENT CORPORATION

                        QUARTERLY REPORT ON FORM 10-Q
                    FOR THE PERIOD ENDED SEPTEMBER 30, 1996
                                     INDEX

                                                                         Page
                                                                         ----
PART I - FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets as of September 30, 1996
            and December 31, 1995                                           1

          Condensed Consolidated Statements of Operations for the three months ended September 30, 1996 and 1995 and the nine months
            ended September 30, 1996 and 1995                               2

          Condensed Consolidated Statements of Cash Flows for the nine
            months ended September 30, 1996 and 1995                        3

          Notes to Condensed Consolidated Financial Statements              4

ITEM 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             6

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                  10

SIGNATURES                                                                 11

                         PART I. FINANCIAL INFORMATION


ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 OPEN ENVIRONMENT CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   SEPTEMBER 30, DECEMBER 31,
                                                      1996           1995
                                                   ---------     ------------

ASSETS
Current assets:
    Cash and cash equivalents                     $ 4,782,721     $ 7,012,333
    Marketable securities                           3,075,796      10,678,125
    Accounts receivable, net                        3,238,060       7,609,007
    Due from related parties                                        2,362,752
    Due from joint ventures                           440,465       1,428,090
    Prepaid expenses and other
     current assets                                 2,726,725       1,676,530
                                                  -----------      ----------
      Total current assets                         14,263,767      30,766,837

Property and equipment, net                         2,535,033       3,214,341
Capitalized software costs, net                       423,129         800,206
Investment in and advances to joint
 ventures                                             515,414         858,123
Deferred income taxes                                                 547,184
Other assets                                          911,944         459,982
                                                  -----------     -----------
                                                  $18,649,287     $36,646,673
                                                  ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Notes payable                                 $  817,661      $ 1,545,684
    Accounts payable and accrued
     expenses                                      4,578,424        4,143,880
    Advance billings and customer
     deposits                                        535,825          629,734
    Deferred maintenance revenue                     790,838        1,054,135
    Income taxes payable                              82,384          350,000
    Current portion of capital lease
     obligations                                      67,968          178,904
                                                 -----------       ----------
      Total current liabilities                    6,873,100        7,902,337

Obligations under capital leases, less
 current portion                                       3,330           27,185

Stockholders' equity:
    Preferred Stock
    Common Stock                                      81,461           80,505
    Additional paid-in capital                    30,885,234       30,694,500
    Retained earnings (deficit)                  (15,693,838)       1,442,146
    Treasury stock                                (3,500,000)      (3,500,000)
                                                 -----------       ----------
      Total stockholders' equity                  11,772,857       28,717,151
                                                 -----------      -----------
                                                 $18,649,287      $36,646,673
                                                 ===========      ===========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                                           OPEN ENVIRONMENT CORPORATION AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                        THREE MONTHS ENDED SEPTEMBER 30,      NINE MONTHS ENDED SEPTEMBER 30,

                                              1996            1995               1996               1995
                                         -------------    ------------        ------------       -----------
Revenues:
    Software                              $  1,505,101    $  5,876,290        $  4,908,933       $16,227,234
    Maintenance and service fees             1,132,533       1,612,988           3,972,212         4,490,413
    Education and training                     261,571         507,587             846,030         1,562,059
                                          -------------    ------------        ------------      -----------
      Total revenues                         2,899,205       7,996,865           9,727,175        22,279,706

Cost of revenues:
    Cost of software, maintenance
      and services                           1,455,916       1,427,741           5,304,467         3,777,411
    Cost of education and training             275,681         385,756             957,332         1,184,784
                                         -------------    ------------        ------------      ------------
      Total cost of revenues                 1,731,597       1,813,497           6,261,799         4,962,195
                                         -------------    ------------        ------------      ------------
Gross profit                                 1,167,608       6,183,368           3,465,376        17,317,511

Operating expenses:
    Selling and marketing                    3,458,756       3,240,681          12,032,508         8,938,871
    General and administrative                 880,197         974,491           2,781,964         2,659,810
    Research and development                 1,477,065       1,103,552           4,354,336         3,111,550
    Provision for restructuring
      charges                                                  678,655           1,083,114           678,655
                                         -------------    ------------        ------------      ------------
      Total operating expenses               5,816,018       5,997,379          20,251,922        15,388,886
                                         -------------    ------------        ------------      ------------

Operating income (loss)                     (4,648,410)        185,989         (16,786,546)        1,928,625
Equity in income (loss) of
      joint venture                              8,130                              11,577          (273,643)
Other income (expense), net                    149,905         249,989             486,481           447,398
                                         -------------    ------------        -------------      ------------
Income (loss) before income taxes           (4,490,375)        435,978         (16,288,488)        2,102,380
Provision for income taxes                           0         169,000             847,497           637,372
                                         -------------    ------------        ------------      ------------
Net income (loss)                          ($4,490,375)     $  266,978        ($17,135,985)      $ 1,465,008
                                         =============    ============        ============      ============
Net income (loss) per share                     $(0.59)          $0.03              ($2.28)            $0.18
                                         =============    ============        ============      ============

Dividends                                                                                        $   141,844
                                                                                                ============

Dividends per share                                                                                    $0.02
                                                                                                ============

Weighted average shares
      outstanding                            7,560,619       8,572,125           7,518,797         7,919,327
                                         =============    ============        ============      ============

                            THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.



                 OPEN ENVIRONMENT CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                                         1996           1995
                                                    ------------    -----------
OPERATING ACTIVITIES
Net income (loss)                                   ($17,135,984)  $  1,465,008
Adjustments to net income (loss):
  Depreciation                                         1,298,897        991,197
  Amortization of capitalized software                   400,025        212,162
  Allowance for doubtful accounts                        775,486        221,848
  Provision for restructuring charges                    786,451
  Equity in loss of joint venture                        (11,269)       267,246
  Deferred income taxes                                  798,649       (187,935)
  Changes in operating assets and liabilities:
    Accounts receivable                                3,624,004     (7,512,926)
    Due from related parties                           2,362,752
    Prepaid expenses and other current assets         (1,681,977)      (215,877)
    Due from joint venture                               987,625
    Other assets                                        (456,567)      (403,154)
    Accounts payable and accrued expenses                389,347      1,324,204
    Advance billings and customer deposits              (112,024)      (140,418)
    Deferred maintenance revenue                        (263,297)       138,201
    Income taxes payable                                (222,200)       403,148
       Due to Related Party                              (54,395)        (2,347)
                                                     -----------    -----------
NET CASH USED IN OPERATING ACTIVITIES                 (8,514,477)    (3,439,643)

INVESTING ACTIVITIES
Purchase of marketable securities                    (12,243,398)   (35,896,244)
Proceeds from maturities of
 marketable securities                                19,848,424     22,261,984
Investment in and advances to joint ventures             208,569     (1,206,474)
Purchase of property and equipment                      (855,702)    (2,254,530)
Additions to capitalized software                        (21,716)      (438,990)
                                                     ------------   -----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES    6,936,177    (17,534,254)


FINANCING ACTIVITIES
Net proceeds of notes payable to bank                   (728,023)     1,845,726
Repayment of capital lease obligations                  (134,791)      (177,921)
Net proceeds from issuance of Common Stock                           22,879,165
Dividends paid                                                         (141,844)
Exercise of stock options                                126,292        629,813
Issuance of Common Stock under stock purchase plan        65,398
                                                     -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES               (671,124)    25,034,939
                                                     -----------    -----------
Effect of exchange rates on cash                          19,812        (14,139)

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS       (2,229,612)     4,046,903
Cash and equivalents at beginning of period            7,012,333      1,693,118
                                                    ------------   ------------
CASH AND EQUIVALENTS AT END OF PERIOD               $  4,782,721   $  5,740,021
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

Investment Securities

All of the Company's investments are classified as held-to-maturity at September 30, 1996 and December 31, 1995. Investment securities are deemed to be held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. The fair market value of the Company's investments at September 30, 1996 and December 31, 1995 approximates amortized cost basis. The following is a summary of these investments:

                                              SEPTEMBER 30,        DECEMBER 31,
                                                  1996               1995
                                              -------------------------------
    U.S. Treasury securities and obligations
       of U.S. government agencies             $3,551,696         $12,135,987
    Tax-exempt mutual and money market funds    1,431,603           1,513,183
    90-day bank notes                           2,195,558           2,136,747
                                              -------------------------------
                                               $7,178,857         $15,785,917
                                              ===============================

Foreign Currency Translation

Assets and liabilities of foreign operations are translated at period-end exchange rates, and statement of operations accounts are translated at average exchange rates. Gains and losses from translation are not material for the periods presented. Foreign currency transaction gains and losses are included in the statements of operations and are not material for the periods presented.


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

At September 30, 1996, investment in and advances to joint ventures consisted of investment in and advances to the Japanese joint venture of $379,000, and investments in other joint ventures of $136,000. Due from joint ventures represents trade accounts receivable due from the Company's joint ventures.


4.  RELATED PARTY TRANSACTIONS

The Company entered into a reseller agreement with Cambridge Technology Group, Inc. ("CTG"). CTG is principally owned by the Company's Chairman of the Board and major stockholder. Under the terms of the reseller agreement, as amended, CTG was appointed as a non-exclusive reseller of the Company's products in the U.S. and Canada effective February 1, 1995. Prior to February 1, 1995, CTG did not distribute the Company's products. Pursuant to this agreement, CTG receives a 50% discount from list prices of the Company's software and a 30% discount from list prices on the Company's educational programs. The Company is permitted to cancel the agreement at any time upon payment to CTG of a termination fee equal to $2,500,000 less 20% of aggregate list price value of software products sold by CTG under the reseller agreement. The Company made no sales to CTG under this agreement during the three months ended September 30, 1996. Sales to CTG under this agreement during the three months ended September 30, 1995 amounted to $550,000.

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

On May 11, 1996, the Company signed a definitive agreement to merge with a wholly-owned subsidiary of Borland International, Inc. ("Borland"). This agreement was amended on July 31, 1996 and October 8, 1996. Completion of the merger is subject to the approval of the stockholders of the Company. The merger is more fully disclosed in the combined Prospectus/Proxy Statement contained in the Registration Statement on Form S-4 filed by Borland with the Securities and Exchange Commission (the "Commission") on October 11, 1996.

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

Total revenues decreased 64% to $2,899,000 in the three months ended September 30, 1996 from $7,997,000 in the three months ended September 30, 1995, and to $9,727,000 in the nine months ended September 30, 1996 from $22,279,000 in the nine months ended September 30, 1995. The revenue decreases were largely attributable to a decline in software license fees, which decreased to $1,505,000 in the three months ended September 30, 1996 from $5,876,000 in the three months ended September 30, 1995, and to $4,909,000 in the nine months ended September 30, 1996 from $16,227,000 in the nine months ended September 30, 1995. Software revenues accounted for 52% of total revenues for the three months ended September 30, 1996 as compared to 73% for the three months ended September 30, 1995.

These revenue decreases are attributable to a number of factors. The Company continues to rely on major transactions each quarter to reach revenue targets. Such reliance carries the associated risk of revenue shortfall if such transactions are delayed or fail to close. The Company closed one transaction over $250,000 in the three months ended September 30, 1996 as compared to closing six transactions over $250,000 in the three months ended September 30, 1995. The Company believes the pending merger with Borland has caused certain customers to postpone purchases until the completion of the merger, as these customers have expressed their desire to see the impact of the merger on the Company's products prior to making significant financial investments in the Company's products.

The Company currently experiences an extended sales cycle of approximately 9 to 12 months for its products. An inconsistent marketing message has lengthened this sales cycle beyond the 6 to 9 months experienced in the past, which has made it more difficult for the Company to forecast revenues for any given period until such period has ended. Based on its analysis of operations for the period ending March 31, 1996, it is now the Company's business judgement that the manner in which it marketed products has been too broad and, in particular, that the Company has marketed its products into too many market segments and to companies at too many stages of distributed client/server application development and deployment. This included expansion of the Company's marketing efforts to include desktop and first generation users in addition to users more experienced with management of computer operations in a client/server environment. We believe that this has contributed to the lengthening in OEC's sales cycle in the following manners: a changing product positioning detracted from the clear understanding of our existing customer base and some qualified leads, thus extending the decision process; such a strategy resulted in certain leads entering the sales pipeline when, based on the development of additional data, such leads later did not appear likely to meet the criteria for qualified lead and, therefore, generate appropriate sales; these factors also caused certain operational challenges within the Company's sales and marketing organization, including the re-education of sales personnel, development of new sales and seminar presentations and marketing collateral, and changes in the Company's product development plans.

Additionally, revenues from reselling Gupta software products by Open Environment Australia decreased to $117,000 in the three months ended September 30, 1996 from $502,000 in the three months ended September 30, 1995, and to $712,000 in the nine months ended September 30, 1996 from $1,874,000 in the nine months ended September 30, 1995. This decrease is the result of Open Environment Australia's continued transition from such resale activities to the sale of the Company's Entera product line, as well as the underlying impact of the merger with Borland, with whom Gupta competes directly.

There has also been some level of employee and management distraction as a result of the planning and integration process for completion of the merger and post-merger operations. The Company believes that this has contributed to the decline in revenues in the three months ended September 30, 1996.

Also contributing to the decrease in total revenues was a decrease in education revenues to $262,000 in the three months ended September 30, 1996 from $508,000 in the three months ended September 30, 1995, and to $846,000 in the nine months ended September 30, 1996 from $1,562,000 in the nine months ended September 30, 1995. These decreases are consistent with the Company's shift away from the use of education to further market awareness to the use of education as technical training for software licensing.

Maintenance and service fees decreased to $1,133,000 in the three months ended September 30, 1996 from $1,613,000 in the three months ended September 30, 1995, and to $3,972,000 in the nine months ended September 30, 1996 from $4,490,000 in the nine months ended September 30, 1995. Project related services and maintenance revenues have decreased due to the decreased level of software license revenues in the nine months ended September 30, 1996.

Revenues of Open Environment Australia and other international revenues accounted for $797,000 (27%) of total net revenues for the three months ended September 30, 1996, as compared to $3,544,000 (44%) for the three months ended September 30, 1995, and $3,163,000 (33%) for the nine months ended September 30, 1996, as compared to $9,904,000 (46%) for the nine months ended September 30, 1995. This decrease is attributable to the factors described above and the timing of orders from international resellers. The Company believes that international sales will continue to represent a significant portion of the Company's net revenue. However, the percentage of revenue derived from international sales may fluctuate based on the timing of orders from international customers and resellers and the addition of new international customers and resellers.

Cost of revenues decreased to $1,732,000 for the three months ended September 30, 1996 from $1,813,000 for the three months ended September 30, 1995, and increased to $6,262,000 in the nine months ended September 30, 1996 from $4,962,000 in the nine months ended September 30, 1995. Gross profits decreased to 40% for the three months ended September 30, 1996 from 77% for the three months ended September 30, 1995, and to 36% for the nine months ended September 30, 1996 from 78% for the nine months ended September 30, 1995. The increase in cost of revenues is due primarily to increased staffing in the services department, as the Company has hired additional personnel to serve the demand for project related services. The decrease in gross profit is the result of decreases in revenues without corresponding cost reductions. The Company's cost structure is predominantly fixed in the short term because it largely represents personnel and the infrastructure necessary to support them. A shortfall in revenues has a direct and immediate impact on the Company's gross profits and operating profitability due to the Company's inability to react to a revenue shortfall from a cost perspective in the near term. Fixed costs that are classified as cost of revenues include personnel costs in the education, services and maintenance departments as well as amortization of capitalized software.

Selling and marketing expenses increased to $3,459,000 in the three months ended September 30, 1996 from $3,241,000 in the three months ended September 30, 1995, and to $12,033,000 in the nine months ended September 30, 1996 from $8,939,000 in the nine months ended September 30, 1995. These increases are the result of the hiring of additional personnel as the Company continues to develop its direct sales force, and expand its marketing channels. The Company expects to continue to invest a significant amount of its resources in its selling and marketing efforts. In addition, the Company recorded specific additional reserves for potential bad debts of $475,000 in the nine months ended September 30, 1996 as a direct result of the deteriorated aging of two international accounts, one of which is a reseller in Saudi Arabia and the other is an end-user in India. The Company has been pursuing collection of these balances, but has been unsuccessful in obtaining cooperation from the customers, and although the Company is still pursuing collection of the balances, management provided for these amounts given their age and uncertainty.

General and administrative expenses decreased to $880,000 in the three months ended September 30, 1996 from $974,000 in the three months ended September 30, 1995, and increased to $2,782,000 in the nine months ended September 30, 1996 from $2,660,000 in the nine months ended September 30, 1995. The increase for the nine months ended September 30, 1996 is a result of increased professional fees related to a number of corporate matters surrounding the pending transaction with Borland. The Company has made a concerted effort to control general and administrative expenses in recent months, as the Company has focused on slowing growth in areas that are not revenue related. As a result, the quarter-to-quarter level of general and administrative expenses has remained relatively flat with the exception of the professional fees noted above.

Research and development expenses increased to $1,477,000 in the three months ended September 30, 1996 from $1,104,000 in the three months ended September 30, 1995, and to $4,354,000 in the nine months ended September 30, 1996 from $3,112,000 in the nine months ended September 30, 1995. These increases reflect personnel increases in the research and development department, increases in contracted work for certain porting activities to various platforms and international localization efforts for certain of the Company's products. Also contributing to the increases in research and development expenses was the fact that only $22,000 of software development costs were capitalized under FAS 86 for the nine months ended September 30, 1996, as compared to $403,000 in the nine month period ended September 30, 1995, respectively. Amortization of previously capitalized software, which is included in the cost of software, amounted to $46,000 and $400,000 in the three and nine month periods ended September 30, 1996, respectively, as compared to $77,000 and $212,000 in the three and nine month periods ended September 30, 1995, respectively. The decrease in software development costs capitalized in 1996 was due to the fact that minimal activities were devoted to projects at the point of technological feasibility as defined by FAS 86. The Company expects to continue to increase its research and development expenses to keep pace with the technological needs of the marketplace.

The Company recorded a provision for restructuring charges of $1,083,000 in the nine month period ended September 30, 1996. Charges included the write-off of inventory and prepaid royalties related to the Company's Learning Center division, as the Company has discontinued all activities related to the Learning Center ($381,000), the write-off of certain assets related to worldwide education facilities, as the Company is no longer operating such facilities ($302,000), severance costs ($254,000), the write-off of the Company's investment in a failed joint venture ($81,000), and other miscellaneous related costs ($65,000). Substantially all of these charges were incurred prior to June 30, 1996. The restructuring charge in the nine months ended September
30, 1995 reflected the acquisition costs related to the Jarrah acquisition.

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

Other income decreased to $150,000 in the three months ended September 30, 1996 from $250,000 in the three months ended September 30, 1995, but increased to $486,000 in the nine months ended September 30, 1996 from $447,000 in the nine months ended September 30, 1995. The decrease for the three months ended September 30, 1996 reflects the reduction of income generated from the remaining investment of the net proceeds of the initial public offering of the Company's common stock in April 1995. Those invested balances have decreased with the Company's recent operating losses.

The Company also recorded a provision for income taxes in the nine months ended September 30, 1996 of $847,000. This provision, recorded in the quarter ended June 30, 1996, represents the write off of deferred tax assets under Statement of Financial Accounting Standards 109, Accounting for Income Taxes, due to the Company's operating losses. Those losses have put the ultimate realization of the Company's deferred tax assets in doubt.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of September 30, 1996, the Company's cash and cash equivalents decreased to $4,782,000 from $7,012,000 at December 31, 1995, and the Company also held marketable securities amounting to $3,076,000 at September 30, 1996, a decrease from $10,678,000 at December 31, 1995. The net decrease in cash and cash equivalents and marketable securities was primarily the result of cash used to fund the Company's operating losses in the first nine months of 1996.

The Company's credit facility consisting of a $2 million demand line of credit and a $1 million equipment line of credit was allowed to lapse on September 26, 1996. The notes payable on the balance sheet at September 30, 1996 represent the remaining balances on the Company's equipment term note portion of the line. The balances are repayable quarterly through December 31, 1997 and carry an interest rate of prime plus one quarter percent. This balance is classified as currently payable due to the fact that the Company is in violation of financial covenants related to quarterly cash flows and operating losses.

In the event that the Company continues to experience significant losses and is unable to consummate a strategic transaction or sale of its business, management of the Company anticipates that it would be required to make immediate, significiant reductions in its expenditure levels and seek additional sources of working capital by the beginning of 1997. There is no assurance that, if the Company seeks additional financing in the future, such financing will be available upon acceptable terms, if at all.

                          PART II.  OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
------------------------------------------

  A.  EXHIBITS

  Exhibit 10.1 - Amendment No. 2 to the Merger Agreement dated as of October 8, 1996, by and among Borland International, Inc., Aspen Acquisition Corporation and the Company.

  Exhibit 11.1 - Statement regarding computation of Net Income (Loss) Per Share (restated).

  B. REPORTS ON FORM 8-K

  NONE
                                       10

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.


                              OPEN ENVIRONMENT CORPORATION


Date:  November  , 1996

                          By: /s/ Adam Honig
                             ---------------------------------------------------
                             Adam Honig, Acting President


                          By: /s/ James J. Driscoll
                             ---------------------------------------------------
                             James J. Driscoll, Vice President of Finance
                             (Principal Financial Officer and Principal
                             Accounting Officer)